Form 10QSB
period 2002-04-30
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2002-07-29
CIK 1159464

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the Quarter Ended April 30, 2002

                          Commission File No. 74928

                      Moneyflow Systems International Inc.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                             52-2325923
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  Suite N, 7003 - Fifth Street SE, Calgary, Alberta                T2H 2G2
       (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code: (403) 319-0236

                 Class                          Outstanding at July 23, 2002
                 -----                          ----------------------------
    Common stock, $0.001 par value                       18,037,000

Transitional Small Business Issuer Disclosure Format
(check one)                                                       Yes |_| No |X|

                                Table of Contents

                                                                            PAGE

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).......................................3
        BALANCE SHEETS ........................................................5
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS).................7
        STATEMENT OF CASH FLOWS...............................................11
        NOTES TO FINANCIAL STATEMENTS.........................................13
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.................................................22

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.....................................................26
ITEM 2. CHANGES IN SECURITIES.................................................26
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................................27
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................27
ITEM 5. OTHER INFORMATION.....................................................27
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................27

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

                      MONEYFLOW SYSTEMS INTERNATIONAL INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2002 AND 2001

Moffitt & Company, P.C.
--------------------------------------------------------------------------------
Certified Public Accountants                     5040 East Shea Blvd., Suite 270
                                                 Scottsdale, Arizona  85254
                                                 (480) 951-1416
                                                 Fax (480) 948-3510
                                                 moffittcpas@eschelon.com

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To The Board of Directors
Moneyflow Systems International Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of Moneyflow Systems International Inc. and Subsidiary as of April 30, 2002 and the related consolidated statements of comprehensive income (loss), income (loss) and cash flows for the six months ended April 30, 2002 and 2001 and the statement of stockholders' equity for the six months ended April 30, 2002 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Moneyflow Systems International Inc. and Subsidiary.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Moneyflow Systems International Inc. and Subsidiary as of October 31, 2001, and the related consolidated statements of comprehensive (loss), income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated June 10, 2002 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

MOFFITT & COMPANY, P.C.
SCOTTSDALE, ARIZONA

July 18, 2002

               MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2002 AND OCTOBER 31, 2001

                                     ASSETS

                                                April 30, 2002  October 31, 2001
                                                 (Unaudited)       (Audited)
                                                   --------        --------
            CURRENT ASSETS
     Cash and cash equivalents                     $ 88,319        $114,438
     Cash in Automated Teller Machines               13,647          16,474
     Accounts receivable                             42,339         100,802
     Advances receivable                              3,098           8,142
     Corporate income tax refund                     10,849               0
     Inventories                                    261,934         191,353
     Prepaid expenses                                 5,256          10,630
                                                   --------        --------

         TOTAL CURRENT ASSETS                       425,442         441,839

PROPERTY AND EQUIPMENT, NET
   OF ACCUMULATED DEPRECIATION                       19,122          13,873

                  OTHER ASSETS
     Deposits                                         2,232             634
                                                   --------        --------

         TOTAL ASSETS                              $446,796        $456,346
                                                   ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       April 30, 2002  October 31, 2001
                                                         (Unaudited)       (Audited)
                                                       --------------  ----------------
CURRENT LIABILITIES
     Accounts payable                                    $    35,444      $    21,614
     Accrued liabilities                                       6,153            1,812
     Corporation income tax payable                                0           32,949
     Taxes payable, other                                     10,768           11,134
                                                         -----------      -----------

       TOTAL CURRENT LIABILITIES                              52,365           67,509

LONG-TERM LIABILITIES
     Deferred income tax payable                              14,264           19,231
                                                         -----------      -----------

       TOTAL LONG-TERM LIABILITIES                            14,264           19,231
                                                         -----------      -----------

STOCKHOLDERS' EQUITY
     Common stock, par value $.001 per share
       Authorized 50,000,000 shares
       Issued and outstanding - 18,037,000 shares             18,037           18,037
     Paid in capital in excess of par value of stock       1,203,359        1,203,359
     Accumulated deficit                                    (637,669)        (146,211)
     Accumulated other comprehensive (loss)
       (Primarily cumulative translation adjustment)         (36,893)         (38,912)
Deferred consulting services                                (166,667)        (666,667)
                                                         -----------      -----------

         TOTAL STOCKHOLDERS' EQUITY                          380,167          369,606
                                                         -----------      -----------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                          $   446,796      $   456,346
                                                         ===========      ===========

               MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
           FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2002 AND 2001
                                   (UNAUDITED)

                                  THREE MONTHS                  SIX MONTHS
                                 Ended April 30               Ended April 30
                            -----------------------     ------------------------
                              2002           2001         2002            2001
                            ---------      --------     ---------      ---------
NET INCOME (LOSS)           $(237,820)     $153,784     $(491,458)     $ 157,618

    OTHER COMPREHENSIVE
     INCOME (LOSS)                  0             0             0              0

    FOREIGN CURRENCY
     TRANSLATION
     ADJUSTMENT                 4,086         7,827         2,019        (42,979)
                            ---------      --------     ---------      ---------

NET COMPREHENSIVE
    INCOME (LOSS)           $(233,734)     $161,611     $ 489,439      $ 114,639
                            =========      ========     =========      =========

               MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
           FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2002 AND 2001
                                   (UNAUDITED)

                                                        THREE MONTHS                      SIX MONTHS
                                                       Ended April 30                   Ended April 30
                                               -----------------------------     -----------------------------
                                                   2002             2001             2002              2001
                                               ------------      -----------     ------------      -----------
REVENUE
       Sales of machines and terminals         $     58,217      $   251,670     $    163,025      $   317,780
       Fees                                         139,097          104,329          246,672          194,169
       Other revenue                                  3,452            9,062            8,299           19,723
                                               ------------      -----------     ------------      -----------

TOTAL REVENUE                                       200,766          365,061          417,996          531,672
                                               ------------      -----------     ------------      -----------

COST AND EXPENSES
       Cost of sales                                 49,099           46,584          145,538          119,848
       Selling, general and administrative
         expenses                                   197,243          122,620          312,353          207,472
       Consulting fees, non-cash (Note 10)          250,000                0          500,000                0
                                               ------------      -----------     ------------      -----------

TOTAL COSTS AND EXPENSES                            496,342          169,204          957,891          327,320
                                               ------------      -----------     ------------      -----------

INCOME (LOSS) FROM
   OPERATIONS                                      (295,576)         195,857         (539,895)         204,352

INTEREST EXPENSE                                          0            3,031                0            6,714
                                               ------------      -----------     ------------      -----------

INCOME (LOSS) BEFORE
   CORPORATION
   INCOME TAXES                                    (295,576)         192,826         (539,895)         197,638

CORPORATION INCOME
   TAXES (BENEFIT)                                  (57,756)          39,042          (48,437)          40,000
                                               ------------      -----------     ------------      -----------

NET INCOME (LOSS)                              $   (237,820)     $   153,784     $   (491,458)     $   157,638
                                               ============      ===========     ============      ===========

NET INCOME (LOSS) PER
   COMMON SHARE
       Basic and diluted                       $       (.01)     $       .01     $       (.03)     $       .01
                                               ============      ===========     ============      ===========

WEIGHTED AVERAGE
   NUMBER OF COMMON
   SHARES OUTSTANDING
       Basic and diluted                         18,037,000       14,000,000       18,037,000       14,000,000
                                               ============      ===========     ============      ===========

               MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED APRIL 30, 2002
                                   (UNAUDITED)

                                  Common Stock

                                                                           Paid in
                                                                            Capital                     Accumulated
                                                                         in Excess of                      Other        Deferred
                                                                           Par Value     Accumulated   Comprehensive   Consulting
                                                  Shares        Amount      of Stock       Deficit         (Loss)       Services
                                                ----------    ---------  ------------    -----------   -------------  -----------
BALANCE, NOVEMBER 1, 2001                       18,037,000    $  18,037   $ 1,203,359    $  (146,211)   $   (38,912)  $  (666,667)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
   FOR THE SIX MONTHS ENDED APRIL 30, 2002               0            0             0              0          2,019             0

DEFERRED CONSULTING SERVICES AMORTIZATION                0            0             0              0              0       500,000

NET (LOSS) FOR THE SIX MONTHS ENDED
   APRIL 30, 2002                                        0            0             0       (491,458)             0             0
                                                ----------    ---------   -----------    -----------    -----------   -----------

BALANCE, APRIL 30, 2002                         18,037,000    $  18,037   $ 1,203,359    $  (637,669)   $   (36,893)  $  (166,667)
                                                ==========    =========   ===========    ===========    ===========   ===========

               MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001
                                   (UNAUDITED)

                                                              2002           2001
                                                           ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                   $(491,458)     $ 157,618
       Adjustments to reconcile net income (loss)
         to net cash provided by operating activities:
        Depreciation                                           5,845         44,207
        Consulting services, non cash (see Note 10)          500,000              0
       Deferred tax asset/liability                           (4,967)           (34)
       Changes in operating assets and liabilities:
           Accounts and other receivables                     63,507        (68,715)
           Inventories                                       (74,480)       102,481
           Prepaid expenses and deposits                       3,776            705
           Accounts payable                                   13,830          6,947
           Accrued liabilities                                 4,341          1,102
           Corporation income taxes payable                  (43,798)        39,766
           Taxes payable, other                                 (366)        16,632
                                                           ---------      ---------

              NET CASH PROVIDED (USED) BY
                 OPERATING ACTIVITIES                        (23,770)       300,709
                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash in Automated Teller Machines                       2,827              0
       Purchases of property and equipment                    (7,195)             0
                                                           ---------      ---------

              NET CASH PROVIDED (USED) BY
                 INVESTING ACTIVITIES                         (4,368)             0
                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                      0              0
       Proceeds from notes payable                                 0              0
       Repayment of notes payable                                  0       (156,462)
                                                           ---------      ---------

            NET CASH (USED) BY FINANCING
                ACTIVITIES                                         0       (156,462)
                                                           ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                        2,019        (59,748)
                                                           ---------      ---------

               MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001
                                   (UNAUDITED)

                                                          2002            2001
                                                       ---------        --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                    $ (26,119)       $ 84,499

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                             114,438          66,291
                                                       ---------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $  88,319        $150,790
                                                       =========        ========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid for interest                          $       0        $  3,031
                                                       =========        ========

       Cash paid for taxes                             $       0        $      0
                                                       =========        ========

SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES

       Consulting services                             $ 500,000
                                                       =========

               MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Nature of Business and History of Company

            Moneyflow Systems International Inc. (Hereinafter referred to as the Company) was organized on April 25, 2001, under the laws of the State of Nevada. The Company operates as a holding Company for subsidiary acquisitions.

            Security Bancorp Inc. (Hereinafter referred to as SBI) was organized on August 3, 1992, in Alberta, Canada and was inactive until January 5, 1999 when it changed its name to Security Bancorp Inc. and began operations under the trademark name of Ca$h Station.

            SBI is headquartered in Calgary, Canada and is in the business to supply, install, maintain and manage Automated Teller Machines (ATM'S), Point of Sale Terminals and other Electronic Funds Transfer Devices and to provide transaction processing services for these devices. The machines are placed on the premises of property owners and businesses for the purpose and convenience of dispensing cash and other services to the public.

            In July 2001, the Board of Directors of both Companies approved a share exchange agreement whereby the Company issued 14,000,000 shares of common stock for 100% of the stock of SBI. In connection with the legal form of this transaction, SBI became a wholly-owned subsidiary of the Company. For accounting purposes, the acquisition was treated as a recapitalization of SBI rather than a business combination.

            Principles of Consolidation

            The consolidated financial statements include the accounts of Moneyflow Systems International Inc. and its wholly-owned subsidiary, Security Bancorp Inc.

            All material inter-company accounts and transactions have been eliminated.

            Restatement of Stockholders' Equity

            The recapitalization of stockholders' equity has been retroactively recorded in the financial statements as if it occurred at the date of inception.

            Revenue Recognition Policy

            Revenue from the sale of Automated Teller Machines and Point of Sale Terminals is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery of the machine to our customer and the acceptance and activation of the machine by the customer.

               MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Revenue Recognition Policy (Continued)

            Revenue from transaction and service fees are earned daily and are electronically transferred to the Company from the processor.

            Cash and Cash Equivalents

            For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

            Cash in Automated Teller Machines

            The Company has $13,647 deposited in Automated Teller Machines. This cash is not available for normal Company operations.

            Inventories

            Inventories are valued at the lower of cost or market. Cost is determined as follows:

                        Automated Teller Machines and Point of Sale Terminals held for resale - actual cost for the machine purchased.

                        Automated Teller Machines and Point of Sale Terminals - placements - actual cost for the machine purchased less accumulated depreciation. Depreciation is computed on the straight line basis over 10 years.

                        Parts and supplies - first-in, first-out method.

            Prepaid Expenses

            Prepaid expenses are being amortized over a one year period.

            Property and Equipment

            Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacement, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

               MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Property and Equipment (Continued)

            Security Bancorp Inc. depreciates its property and equipment as follows:

                  Financial statement reporting - straight line method as follows:

                         Furniture and fixtures              3 -  10 years
                         Computer equipment                        5 years
                         Telephone equipment                      10 years

                  Tax reporting - accelerated method at 20% of book value per year.

            Accounting Estimates

            Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

            Income Taxes

            Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No.109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

            Net Income (Loss) Per Share

            The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings
            (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net earnings (loss) per share are excluded.

               MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Disclosure about Fair Value of Financial Instruments

            The Company estimates that the fair value of all financial instruments at April 30, 2002 and 2001, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

            Long-Lived Assets

            Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. This standard did not have a material effect on the Company's results of operations, cash flows or financial position.

            Foreign Currency Translation

            The financial statements of SBI are measured using the Canadian dollar as the functional currency. Assets, liabilities and equity accounts of SBI are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency transaction gains in the amount of $1,223 are included in consolidated net income. The financial statements are presented in United States of America dollars.

            Shipping and Handling Costs

            The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of income.

               MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 2      INVENTORIES

            Inventories are comprised of the following:

                                                        April 30,   October 31,
                                                          2002         2001
                                                       (Unaudited)   (Audited)
                                                       -----------   ---------

              Automated Teller Machines                 $120,785     $150,264
              Point of Sale Terminals                    107,547       13,593
              Parts and supplies                          33,602       27,496
                                                        --------     --------

                                                        $261,934     $191,353
                                                        ========     ========

NOTE 3      PROPERTY AND EQUIPMENT

            Property and equipment consists of the following:

                                                         April 30,  October 31,
                                                           2002         2001
                                                        (Unaudited)  (Audited)
                                                        -----------  ---------

              Furniture and fixtures                      $13,044     $ 8,578
              Computer equipment                           12,996      10,281
              Telephone equipment                           2,028       2,013
                                                          -------     -------
                                                           28,068      20,872

              Less accumulated depreciation                 8,946       6,999
                                                          -------     -------

                   Total property and equipment           $19,122     $13,873
                                                          =======     =======

NOTE 4      INCOME TAXES

            Income taxes (refundable) or payable for the six months ended April 30, 2002 and 2001 consist of the following:

               MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 4      INCOME TAXES (CONTINUED)

                                                             2002          2001
                                                           --------      -------
              United States of America
                   Current                                 $      0      $     0

              Canadian
                   Current                                  (10,849)      40,000
                   Deferred (property related)               14,264       20,000
                                                           --------      -------

                         Net                               $  3,415      $60,000
                                                           ========      =======

            The provision for or refund of income taxes for the six months ended April 30, 2002 and 2001 is as follows:

              Current                                      $(57,756)     $40,000
              Deferred                                            0            0
                                                           --------      -------

                    Total                                  $(57,756)     $40,000
                                                           ========      =======

            The income tax provisions differ from the amount computed by applying the United States of America and Canadian statutory rates to income before income taxes. A reconciliation to the statutory income tax rate is as follows:

              Statuary income tax (benefit)                $(57,756)     $40,000
                                                           ========      =======

              Provision for income tax (benefit)           $(57,756)     $40,000
                                                           ========      =======

            Significant components of the Company's deferred tax assets are as follows at April 30, 2002:

              Net operating loss carryforward              $115,000
              Less valuation allowance                      115,000
                                                           --------
              Net deferred tax assets                      $      0
                                                           ========

            A reconciliation of the valuation allowance is as follows:

              Balance, November 1, 2001                    $ 43,200
              Addition to the allowance for the
                 six months ended April 30, 2002             71,800
                                                           --------
              Balance, April 30, 2002                      $115,000
                                                           ========

               MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 5      NET OPERATING LOSS CARRYFORWARD

            The Company has a net operating loss for United State Corporation Income Taxes as follows:

                    Year of Loss               Amount         Expiration Date
                 ----------------           ----------        ---------------

                 October 31, 2001           $    287,848      October 31, 2021
                 April 30, 2002                  478,818      October 31, 2022
                                            ------------
                                            $    766,666
                                            ============

NOTE 6      G.S.T. AUDIT

            The Company's G.S.T. tax returns are presently being audited by the Canadian government. The governmental agency has assessed an additional tax of $22,759 (Canadian dollars). The Company is protesting the assessment.

NOTE 7      OPERATING LEASE

            On March 15, 2002, SBI leased its office facilities for a five year period that began on May 1, 2002. The lease requires monthly rentals of approximately $1,195 ($1,873 Canadian dollars) plus taxes and operating cost, with rent increasing yearly by $.50 per square footage of gross leaseable area.

            Future minimum lease payments excluding taxes and expenses are as follows:

                            April 30, 2003                   $14,340
                            April 30, 2004                    15,504
                            April 30, 2005                    16,704
                            April 30, 2006                    17,892
                            April 30, 2007                    19,080
                                                             -------

                                                             $83,520
                                                             =======

            Rent expense including rental costs and taxes for the six months ended April 30, 2002 and 2001 was $4,789 and $5,671, respectively.

NOTE 8      ADVERTISING

            Security Bancorp Inc. expenses all advertising as incurred. For the six months ended April 30, 2002 and 2001, SBI charged to operations $124 and $7,650, respectively.

               MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 9      CONCENTRATION OF RISK

            Purchases

            Concentration of risk exists because SBI purchases its Automatic Teller Machines and Point of Sale Terminals from two main suppliers as follows:

                                                                        2002
                                                                     -----------
                          Supplier A                                 $    71,415
                          Supplier B                                     121,003


            Sales

            For the six months ended April 30, 2002, Security Bancorp, Inc. had sales of approximately 23% to one customer.

NOTE 10     CONSULTING AGREEMENTS

            On July 2001, the Company entered into two twelve month consulting agreements. The Company agreed to issue 4,000,000 of its common stock, in lieu of a cash payment, as payment for the services valued at $1,000,000. Consulting services are being expensed over a twelve month period.

NOTE 11     BUSINESS SEGMENTS

            FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. The Company has three reportable segments: Automated Teller Machines, Point of Sale Terminals and General Corporation Administration. Management evaluates performance based upon the operating earnings after income taxes.

            Summarized financial information concerning the Company's reportable segments is shown on the following table:

                                               Automated    Point of        General
                                                 Teller       Sale        Corporation
                                                Machines    Terminals    Administration      Total
                                               ----------   ---------    --------------    ---------
            2002

            Net sales to external customers     $354,807     $ 63,189       $       0      $ 417,996
            Operating earnings (loss)             41,230        8,631        (541,319)      (491,458)
            Total assets                         249,602      173,134          24,060        446,796
            Depreciation                           3,312        2,533               0          5,845
            Capital expenditures                   7,195            0               0          7,195

               MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                                   (UNAUDITED)

NOTE 11     BUSINESS SEGMENTS (CONTINUED)

                                                  Automated      Point of         General
                                                   Teller          Sale         Corporation
                                                  Machines       Terminals     Administration     Total
                                                  --------       ---------     --------------     -----
            2001

            Net sales to external customers         $531,672     $        0      $        0     $531,672
            Operating earnings                       157,618              0               0      157,618
            Total assets                             468,564              0               0      468,564
            Depreciation                              44,206              0               0       44,206

NOTE 12     UNAUDITED FINANCIAL INFORMATION

            The accompanying financial information as of April 30, 2002 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Through its operating subsidiary, Security Bancorp, Inc. ("SBI"), Moneyflow is in the business to supply, install, maintain and manage Automated Teller Machines (ATM'S), Point of Sale Terminals and other Electronic Funds Transfer Devices and to provide transaction processing services for these devices. The machines are placed on the premises of property owners and businesses for the purpose and convenience of dispensing cash and other services to the public. SBI currently operates over 185 ATM terminals in five Canadian provinces and employs 20 independent distributors. Its terminals accept Visa, Mastercard, Interac, Maestro, Cirrus, Circuit and American Express (Canada). Presently, the Company only has locations in Canada, but is exploring the U.S., European and Latin American markets.

Selected Financial Information.

                                                       Three Month Period Ended
                                                       ------------------------

                                                       4/30/2002       4/30/2001
                                                       ---------       ---------
                                                      (Unaudited)      (Audited)
Statement of Operations Data

   Total revenue                                       $ 200,766        $365,061
   Operating income (loss)                             $(295,576)       $195,857
   Net earnings (loss) after tax                       $(237,820)       $153,784
   Net earnings (loss) per share                       $   (0.01)       $   0.01

                                                        Six Month Period Ended
                                                        ----------------------

                                                       4/30/2002       4/30/2001
                                                       ---------       ---------
                                                      (Unaudited)      (Audited)
Statement of Operations Data

   Total revenue                                       $ 417,996        $531,672
   Operating income (loss)                             $(539,895)       $204,352
   Net earnings (loss) after tax                       $(491,458)       $157,638
   Net earnings (loss) per share                       $   (0.03)       $   0.01

                                                        4/30/2002     10/31/2001
                                                        ---------     ----------

Balance Sheet Data

   Total assets                                         $446,796        $456,346
   Total liabilities                                    $ 66,629        $ 86,740
   Stockholders' equity (deficit)                       $380,167        $369,606

Results of Operations.

Three month period ended April 30, 2002, compared to three month period ended April 30, 2001.

      Revenues. Revenues significantly decreased by approximately 45% to $200,766 for the three month period ended April 30, 2002 from $365,061 for the three month period ended April 30, 2001. Periodically, Moneyflow sells a portion of the ATMs and Point-of-Sale machines it owns to private investors. For the three month period ended April 30, 2001, Moneyflow had four sales of this nature, which it did not have in the three month period ended April 30, 2002. This was the reason for the higher sales in 2001 compared to 2002.

      Cost of Sales. The cost of sales increased by approximately 5% to $49,099 in the three month period ended April 30, 2002 from $46,584 for the three month period ended April 30, 2001.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 61% to $197,243 in the three months ended April 30, 2002 from $122,620 for the three months ended April 30, 2001. The increase was due to Moneyflow's increased operations and the costs of legal and accounting expenses in connection with the preparation and filing of a registration statement registering certain selling shareholder's shares.

      Interest Expense. Interest expense decreased from $3,031 for the three months ended April 30, 2001 to $0 for the three months ended April 30, 2002. The decrease resulted from Security Bancorp selling 55 ATMs and using the proceeds to pay off a loan from the Bank of Montreal that had been used to finance the purchase of ATMs.

      Net Loss. Moneyflow had a net loss of $237,820 for the three months ended April 30, 2002, compared to a net profit of $153,784 for the three months ended April 30, 2001. On July 2001, the Company entered into two twelve month consulting agreements. The Company agreed to issue 4,000,000 of its common stock, in lieu of a cash payment, as payment for the services valued at $1,000,000. Consulting services are being expensed over a twelve month period. The profit before the $250,000 non-cash expense for stock issued as compensation for consulting services was $12,180.

      Consulting Fees. For the three months ended April 30, 2002, Moneyflow incurred a $250,000 non-cash expense for stock issued as compensation for consulting services. For the three months ended April 30, 2001, Moneyflow incurred $0 in consulting fees.

Six months period ended April 30, 2002, compared to six months period ended January 31, 2001.

      Revenue. Revenue decreased approximately 21% from $531,672 in the six month period ended April 30, 2001 to $417,996 in the six month period ended April 30, 2002. Periodically, Moneyflow sells a portion of the ATMs and Point-of-Sale machines it owns to private investors. For the six month period ended April 30, 2001, Moneyflow had four sales of this nature, which it did not have in the six month period ended April 30, 2002. This was the reason for the higher sales in 2001 compared to 2002.

      Cost of Sales. The cost of sales increased approximately 21% from $119,848 for the six month period ended April 30, 2001 to $145,538 for the six month period ended April 30, 2002. The increase in cost of sales was caused by the fact that for the six months ended April 30, 2002, Security Bancorp, Inc. had sales of approximately 23% to one customer. Therefore, machines were sold to customers in smaller numbers per customer and the average cost of sales per machine was higher for the six month period ended April 30, 2002.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 34% to $312,353 in the six month period ended April 30, 2002 from $207,472 for the six month period ended April 30, 2001. The increase was due to Moneyflow's increased operations and the costs of legal and accounting expenses in connection with the preparation and filing of a registration statement registering selling shareholders' shares.

      Interest Expense. Interest expense decreased from $6,714 for the period ended April 30, 2001 to $0 for the six month period ended April 30, 2001. The decrease resulted from Security Bancorp selling 55 ATMs and using the proceeds to pay off a loan from the Bank of Montreal that had been used to finance the purchase of ATMs.

      Net Loss. Moneyflow had a net loss of $491,458 for the six month period ended April 30, 2002, compared to a net profit of $157,638 for the six month period ended April 30, 2001. On July 2001, the Company entered into two twelve month consulting agreements. The Company agreed to issue 4,000,000 of its common stock, in lieu of a cash payment, as payment for the services valued at $1,000,000. Consulting services are being expensed over a twelve month period. Moneyflow incurred a profit of $8,542 before the $500,000 non-cash expense for stock issued as compensation for consulting services.

      Consulting Fees. For the six months ended April 30, 2002, Moneyflow incurred a $500,000 non-cash expense for stock issued as compensation for consulting services. For the six months ended April 30, 2001, Moneyflow incurred $0 in consulting fees.

CAPITAL AND SOURCES OF LIQUIDITY

      Moneyflow currently has no material commitments for capital expenditures and has nominal fixed expenses such as an annual lease payment of between $15,000 and $20,000 per year.

      Management of Moneyflow expects that cash and the cash flow from future operations will be sufficient to allow us to meet the expected growth in demand for our products and services. However, we cannot be assured that our sales will meet our growth expectations. Should this fail to occur, we may elect to (i) reduce the planned expansion of operations or (ii) pursue other financing alternatives such as an equity offering or borrowings. Our planned growth and profitability could be delayed or diminished if the two options listed above are not implemented. The decline in sales from the six month period ended April 30, 2002 makes it more likely that Moneyflow will need to pursue one of those options.

      Net cash used by operating activities was $23,770 for the six months ended April 30, 2002 compared to cash provided of $300,709 primarily from net profits and a reduction in inventory for the six months ended April 30, 2001.

      Sales of new machines and the deposit of vault cash in ATMs caused net cash used by investing activities to decrease by $4,368 for the six months ended April 30, 2002 from $0 for the six months ended April 30, 2001.

      Moneyflow did not have any financing activities for the six months ended April 30, 2002, which resulted in no net cash being generated by financing activities. For the six month period ended April 30, 2001, Moneyflow used $156,462 for the reduction of debt.

      As of April 30, 2002, Moneyflow had working capital of approximately $373,077, consisting of current assets of approximately $425,442 and current liabilities of approximately $52,365. Moneyflow had working capital of approximately $374,000 at October 31, 2001 consisting of current assets of approximately $441,839 and current liabilities of approximately $67,509. Moneyflow believes that its working capital is sufficient to fund its present operations.

CONCENTRATION OF CREDIT RISK

      Moneyflow's financial instruments that are exposed to concentrations of credit risk consist of cash, which includes checking accounts placed with federally insured financial institutions. Such accounts may at times exceed federally insured limits. Moneyflow has not experienced any losses on such accounts.

IMPACT OF INFLATION

      Inflation has historically not had a material effect on Moneyflow's operations.

                      FORWARD LOOKING STATEMENT DISCLOSURE

      Certain written statements in this Form 10-QSB, including the documents that we incorporate by reference, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to qualify for the safe harbor thereunder. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe", "anticipate", "expect", "estimate", "project", "will be", "will continue", "will result", or words or phrases of similar meaning. Descriptions of goals, future plans and objectives are also forward-looking statements. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. You are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on them. The forward-looking statements included herein are only made as of the date of this Form 10-QSB and we undertake no obligation to publicly update them to reflect subsequent events or circumstances. We detail the risks and uncertainties from time to time in reports we file with the Securities and Exchange Commission, including Forms 8-KSB, 10-QSB, and 10-KSB, and include, among others, those described below in "RISK FACTORS".

                                  RISK FACTORS

Management may not run the company in a profitable manner in the future and you may lose your entire investment.

Operating an American public company involves substantial costs to comply with reporting obligations under federal securities laws. These reporting obligations have already increased our operating costs and adversely affected our profits. We may not run the company in a profitable manner in the future and you may lose your entire investment.

The demand for our services may decline or we may lose operating locations which would result in a decline of operations and a corresponding decline in profitability of our company.

If Moneyflow were to lose some or all its lucrative locations or if demand for the accessibility and convenience of these machines declines, Moneyflow's revenues may significantly decline. Our sales could decrease in the event of significant or sustained price discounting in the industry, which would reduce our profitability.

If we have to comply with any new government regulations, or if old government regulations are reenacted, we may not be able to comply with them or we may have to spend large amounts of resources to meet these new regulations, which we may not have the resources to do, and which may result in a loss of revenue and reduced profitability.

In Canada, our services currently comply with or are exempt from regulation of the Canadian government and we are unaware of any proposed legislation which would change the current status. In the event the regulations change or new laws or regulations are enacted, our financial resources could decrease due to costs involved in complying with any new regulation. We are also interested in expanding our operations into other countries and the initial costs of such an expansion while we comply with regulations in these new areas could result in a loss of profitability and a drain of our resources.

The deregulation of the ATM and Point-of-Sale industries in Canada created an opportunity for Moneyflow to enter these industries. However, if the Canadian government reenacts regulation, Moneyflow could be prohibited from operating in Canada, which is currently the only country in which we do business.

We depend upon third parties to market and sell most of our products and services. Thus, a loss of a significant number of these independent third parties marketing or selling our systems would result in a loss of revenue and affect our ability to expand.

We rely significantly on independent sales agents to market and sell our ATMs and Point-of-Sale machines. If these independent agents were to go to work for any of our competitors, it could adversely affect our future operations. Several of our competitors are larger than we are and may have greater financial resources that allow them to offer more lucrative terms to our sales agents. Our agreements with our sales agents are generally for an initial term of two years and can be canceled by the agents without significant financial consequence. Furthermore, if we had to hire employees to replace our independent sales personnel, our operating expenses would increase significantly and would reduce our overall profitability.

Our need for additional financing is uncertain as is our ability to raise further financing, if required.

We currently anticipate that our available cash resources combined with our anticipated revenues will meet any foreseeable working capital needs we have. A shortfall in projected revenues would negatively impact any future expansion of our operations. We do not have any current arrangements for outside sources of financing and we cannot provide any assurance that such financing will be available if needed or that it will be available on satisfactory terms.

Because several of our competitors are much larger than we are, we may not be able to compete effectively and gain additional market share.

Based on the number of ATMs and Point-of-Sale machines deployed, several of our Canadian competitors are much larger than we are. At least three of our competitors have over 650 ATMs in service. One competitor, Direct Cash, has even acquired its own "switch" and is therefore not dependent on a third party to process its transactions with Interac.

We depend on key management personnel and the loss of any of them would seriously disrupt our operations.

At present, we operate with seven full-time employees, including Harold Schultz, our President and CEO, and Richard Scott, our Vice President of Corporate Sales Development, Joseph Ternes, our new National Sales Manager, and James Dobson, our Administration Manager. The loss of these employees would have a material adverse effect on our operations and we may not be able to hire satisfactory employees to replace these employees. Even if we could locate suitable replacements, it is unlikely that we could hire them on or upon terms and conditions comparable to what we presently pay our current employees. We do not currently have employment contracts with these employees.

Our operations are not diversified and we will not have the benefit of reducing our financial risks by relying on other revenues.

We are engaged in the business of supplying, installing, maintaining and operating electronic financial transaction terminals commonly referred to as Automated Teller Machines and Point-of-Sale terminals, which are placed on the premises of businesses to dispense cash and provide purchase payment systems and other services to consumers. As a result, our financial viability will depend exclusively on our ability to generate revenues from our operations. We will not have the benefit of reducing our financial risks by relying on revenues derived from other operations.

We depend on the revenues generated by our wholly-owned subsidiary, Security Bancorp Inc. Should it fail to continue producing revenues to fund our operations, we would have to seek alternative methods of financing such as selling our stock or borrowing money.

The funds used to finance our operations come from our wholly-owned subsidiary, Security Bancorp. If its operations decline or if its profitability decreases, the funds we have to work with will be seriously compromised. We would then have to seek to sell shares of our stock or borrow money from either financial institutions or private lenders. The terms and conditions of any stock sales or borrowings may not be available on terms and conditions that are favorable to us, or may not be available to us at all.

We depend on a small number of suppliers and the loss of one of them could disrupt our business.

Moneyflow currently has chosen only three suppliers from a number of alternate suppliers for the ATMs and Point-of-Sale terminals it sells - Hypercom Corporation, Triton Systems, Inc. and Cross Technologies. Likewise, Moneyflow has chosen TCS Canada from a number of alternate suppliers to process all of its ATM and Point-of-Sale transactions.

PART II - Other Information

    Item 6. Exhibits and Reports on Form 8-K

            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed with the SEC during the three month period ending April 30, 2002.

            Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            Dated this 29th day of July, 2002

                                     MONEYFLOW SYSTEMS INTERNATIONAL INC., a
                                     Nevada corporation


                                     By: /s/ HAROLD F. SCHULTZ
                                         -----------------------------------
                                         Harold F. Schultz, President, CEO,
                                         Director, Chairman of the Board, CFO
                                         and chief accounting officer