Form 10QSB
period 2002-07-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2002-09-23
CIK 1159464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2002

                            Commission File No. 74928

                      MONEYFLOW SYSTEMS INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

               Nevada                                    52-2325923
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

      Suite N, 7003 - Fifth Street SE                     T2H 2G2
              Calgary, Alberta                           (Zip Code)
  (Address of principal executive offices)

         Issuer's telephone number, including area code: (403) 319-0236

      The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

--------------------------------------------------------------------------------
 Number of shares outstanding of each of the issuer's classes of common equity:
 ------------------------------------------------------------------------------

              Class                      Outstanding as of September 20, 2002
  Common stock, $0.001 par value                      18,037,000
--------------------------------------------------------------------------------

      The issuer is not using the Transitional Small Business Disclosure format.

                      MONEYFLOW SYSTEMS INTERNATIONAL INC.

                                Table of Contents
                                                                            Page
                                                                            ----

PART I     FINANCIAL INFORMATION............................................   3

Item 1.    Consolidated Financial Statements................................   3

Consolidated Unaudited Balance Sheet........................................   4

Consolidated Unaudited Statement of Income/Operations.......................   6

Consolidated Unaudited Statements of Cash Flows.............................  10

Item 2.    Management's Discussion and Analysis of Financial Condition
and Results of Operations  .................................................  17

Item 3.    Controls and Procedures..........................................  23

PART II    OTHER INFORMATION................................................  23

Item 6.    Exhibits and Reports on Form 8-K.................................  23

SIGNATURES .................................................................  24

CERTIFICATIONS   ...........................................................  24

PART I.  FINANCIAL INFORMATION
Item 1:  Financial Statements (Unaudited)

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  JULY 31, 2002
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                $     72,530
       Cash in Automated Teller Machines                              10,793
       Accounts receivable                                            47,636
       Advances receivable                                             1,499
       Corporate income tax refund                                    11,108
       Inventories                                                   309,014
       Prepaid expenses                                                7,752
                                                                ------------

              TOTAL CURRENT ASSETS                                   460,332

PROPERTY AND EQUIPMENT, NET
   OF ACCUMULATED DEPRECIATION                                        22,603

OTHER ASSETS
       Deposits                                                        1,585
                                                                ------------

              TOTAL ASSETS                                      $    484,520
                                                                ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                         $    110,426
       Accrued liabilities                                               995
       Corporation income tax payable                                      0
       Taxes payable, other                                            5,657
                                                                ------------

              TOTAL CURRENT LIABILITIES                              117,078
                                                                ------------

LONG - TERM LIABILITIES
       Deferred income tax payable                                    14,186
                                                                ------------

              TOTAL LONG-TERM LIABILITIES                             14,186
                                                                ------------

STOCKHOLDERS' EQUITY
       Common stock,  par value $.001 per share
          Authorized 50,000,000 shares
          Issued and outstanding - 18,037,000 shares                  18,037
       Paid in capital in excess of par value of stock             1,203,359
       Accumulated deficit                                         ( 828,641)
       Accumulated other comprehensive (loss)
          (Primarily cumulative translation adjustment)             ( 39,499)
                                                                ------------

              TOTAL STOCKHOLDERS' EQUITY                             353,256
                                                                ------------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                           $    484,520
                                                                ============

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
           FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2002 AND 2001
                                   (UNAUDITED)

                                                            Three Months                               Nine Months
                                                            Ended July 31,                            Ended July 31,
                                                   ----------------------------------        ----------------------------------
                                                          2002                2001               2002                 2001
                                                   ---------------       ------------        --------------     ---------------
NET INCOME (LOSS)                                  $     ( 190,972)      $   ( 10,889)       $    ( 682,430)    $      146,749

OTHER COMPREHENSIVE
     INCOME (LOSS)                                               0                  0                     0                  0
          FOREIGN CURRENCY
             TRANSLATION
             ADJUSTMENT                                    ( 2,606)             9,203                 ( 587)          ( 33,776)
                                                   ---------------       ------------        --------------     --------------

NET COMPREHENSIVE
    INCOME (LOSS)                                  $     ( 193,578)      $    ( 1,686)       $    ( 683,017)    $      112,973
                                                   ===============       ============        ==============     ==============

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
           FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2002 AND 2001
                                   (UNAUDITED)

                                                              Three Months                                Nine Months
                                                              Ended July 31,                              Ended July 31,
                                                   -------------------------------------       -----------------------------------
                                                         2002                  2001                  2002                 2001
                                                   ---------------       ---------------       ---------------      --------------
REVENUE
       Sales of machines and terminals             $        74,370       $        76,032       $       237,395      $      393,812
       Fees                                                141,370                97,940               388,042             292,109
       Other revenue                                         4,322                10,252                12,621              29,975
                                                   ---------------       ---------------       ---------------      --------------

TOTAL REVENUE                                              220,062               184,224               638,058             715,896
                                                   ---------------       ---------------       ---------------      --------------

COST AND EXPENSES
       Cost of sales                                        63,166               171,092               208,704             290,940
       Selling, general and administrative
         expenses                                          182,011                37,251               494,364             244,723
       Consulting fees, non-cash                           166,667                     0               666,667                   0
                                                   ---------------       ---------------       ---------------      --------------

TOTAL COSTS AND EXPENSES                                   411,844               208,343             1,369,735             535,663
                                                   ---------------       ---------------       ---------------      --------------

INCOME (LOSS) FROM
   OPERATIONS                                            ( 191,782)             ( 24,119)            ( 731,677)            180,233

INTEREST EXPENSE                                                 0                     4                     0               6,718
                                                   ---------------       ---------------       ---------------      --------------

INCOME (LOSS) BEFORE
   CORPORATION
   INCOME TAXES                                          ( 191,782)             ( 24,123)            ( 731,677)            173,515

CORPORATION INCOME
   TAXES (BENEFIT)                                           ( 810)             ( 13,234)             ( 49,247)             26,766
                                                   ---------------       ---------------       ---------------      --------------

NET INCOME (LOSS)                                  $     ( 190,972)      $      ( 10,889)      $      (682,430)     $      146,749
                                                   ===============       ===============       ===============      ==============

NET INCOME (LOSS) PER
   COMMON SHARE

       Basic and diluted                           $         ( .01)      $           .00       $         ( .04)     $          .01
                                                   ===============       ===============       ===============      ==============

WEIGHTED AVERAGE
   NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted                                18,037,000            16,000,000            18,037,000          16,000,000
                                                   ===============       ===============       ===============      ==============

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JULY 31, 2002
                                   (UNAUDITED)

                                                                   Common Stock
                                                      --------------------------------------
                                                            Shares                Amount
                                                      ----------------        --------------

BALANCE, NOVEMBER 1, 2001                                   18,037,000               $18,037

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
   FOR THE NINE MONTHS ENDED JULY 31, 2002                           0                     0

DEFERRED CONSULTING SERVICES AMORTIZATION                            0                     0

NET (LOSS) FOR THE NINE MONTHS ENDED
   JULY 31, 2002                                                     0                     0
                                                      ----------------        --------------

BALANCE, JULY 31, 2002                                      18,037,000        $       18,037
                                                      ================        ==============

                          Paid in
                          Capital                              Accumulated
                       in Excess of                               Other             Deferred
                         Par Value        Accumulated         Comprehensive        Consulting
                         of Stock           Deficit              (Loss)             Services
                         --------           -------              ------             --------

                      $    1,203,359    $     ( 146,211)     $    ( 38,912)       $   ( 666,667)

                                   0                  0              ( 587)                   0

                                   0                  0                  0              666,667

                                   0         (  682,430)                 0                    0
                      --------------    ---------------      -------------        -------------

                      $    1,203,359    $    (  828,641)     $    ( 39,499)       $           0
                      ==============    ===============      =============        =============

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                      2002                  2001
                                                                                -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                        $      (  682,430)   $          146,749
       Adjustments to reconcile net income (loss)
         to net cash provided by operating activities:
        Depreciation                                                                       15,237                11,250
        Consulting services, non cash                                                     666,667                     0
       Deferred tax asset/liability                                                       ( 5,045)                    0
       Changes in operating assets and liabilities:
           Accounts and other receivables                                                  59,809                16,282
           Inventories                                                                  ( 129,850)             ( 37,655)
           Prepaid expenses and deposits                                                    1,927               ( 4,545)
           Accounts payable                                                                88,812               ( 3,815)
           Accrued liabilities                                                              ( 817)                3,962
           Corporation income taxes payable                                              ( 44,057)               23,813
           Taxes payable, other                                                           ( 5,477)                1,177
                                                                                -----------------    ------------------

              NET CASH PROVIDED (USED) BY
                 OPERATING ACTIVITIES                                                    ( 35,224)              157,218
                                                                                -----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash in Automated Teller Machines                                                    5,681                     0
       Proceeds from sales of property and equipment                                            0               251,272
       Purchases of property and equipment                                               ( 11,778)             ( 79,648)
                                                                                -----------------    ------------------

              NET CASH PROVIDED (USED) BY
                 INVESTING ACTIVITIES                                                     ( 6,097)              171,624
                                                                                -----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                                                   0                     0
       Proceeds from notes payable                                                              0                     0
       Repayment of notes payable                                                               0             ( 157,345)
                                                                                -----------------    ------------------

            NET CASH (USED) BY FINANCING
                ACTIVITIES                                                                      0             ( 157,345)
                                                                                -----------------    ------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                                                     ( 587)             ( 33,776)
                                                                                -----------------    ------------------

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                      2002                  2001
                                                                                -----------------    ------------------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                         $         (41,908)   $          137,721

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                                              114,438                66,291
                                                                                -----------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $          72,530    $          204,012
                                                                                =================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid for interest                                                   $               0    $            6,718
                                                                                =================    ==================

       Cash paid for taxes                                                      $               0    $                0
                                                                                =================    ==================

SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES

       Consulting services                                                      $         666,667
                                                                                =================

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2002 AND 2001
                                   (UNAUDITED)

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

            Intercash POS Systems, Inc. (hereinafter referred to as POS) was organized on April 1, 2002 in Alberta, Canada and sales point of sale terminals.

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

            Principles of Consolidation

            The consolidated financial statements include the accounts of Moneyflow Systems International Inc. and its wholly-owned subsidiaries, Security Bancorp Inc. and Intercash Systems POS LTD.

            All material inter-company accounts and transactions have been eliminated.

            Restatement of Stockholders' Equity

            The recapitalization of stockholders' equity has been retroactively recorded in the financial statements as if it occurred at the date of inception.

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2002 AND 2001
                                   (UNAUDITED)

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

            Cash in Automated Teller Machines

            The Company has $10,793 deposited in Automated Teller Machines. This cash is not available for normal Company operations.

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

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2002 AND 2001
                                   (UNAUDITED)

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

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2002 AND 2001
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Disclosure about Fair Value of Financial Instruments

            The Company estimates that the fair value of all financial instruments at July 31, 2002 and 2001, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

            Foreign Currency Translation

            The financial statements of SBI are measured using the Canadian dollar as the functional currency. Assets, liabilities and equity accounts of SBI are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency transaction gains in the amount of $304 are included in consolidated net income. The financial statements are presented in United States of America dollars.

            Shipping and Handling Costs

            The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of income.

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2002 AND 2001
                                   (UNAUDITED)

NOTE 2      BUSINESS SEGMENTS

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

            Summarized financial information concerning the Company's reportable segments is shown on the following table:

                                                Automated     Point of        General
                                                 Teller         Sale        Corporation
                                                Machines      Terminals    Administration      Total
                                                --------      ---------    --------------      -----
            2002
            ----
            Net sales to external customers     $519,070       $118,988       $       0      $ 638,058
            Operating earnings (loss)             38,491         23,978        (744,899)      (682,430)
            Total assets                         269,070        202,178          13,272        484,520
            Depreciation                          11,192          4,045               0         15,237
            Capital expenditures                  11,778              0               0         11,778

                                                Automated     Point of        General
                                                 Teller         Sale        Corporation
                                                Machines      Terminals    Administration      Total
                                                --------      ---------    --------------      -----
            2001
            ----
            Net sales to external customers     $715,896       $      0       $       0      $ 715,896
            Operating earnings                   143,416              0               0        143,416
            Total assets                               0              0               0              0
            Depreciation                               0              0               0         11,250

NOTE 3      UNAUDITED FINANCIAL INFORMATION

            The accompanying financial information as of July 31, 2002 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

      Through its operating subsidiary, Security Bancorp, Inc. ("SBI"), Moneyflow is in the business to supply, install, maintain and manage Automated Teller Machines (ATM'S), Point of Sale Terminals ("POS") and other Electronic Funds Transfer Devices and to provide transaction processing services for these devices. The machines are placed on the premises of property owners and businesses for the purpose and convenience of dispensing cash and other services to the public. SBI currently operates over 200 ATM terminals and over 200 POS terminals in five Canadian provinces and employs 20 independent distributors. Its terminals accept Visa, Mastercard, Interac, Maestro, Cirrus, Circuit and American Express (Canada). Presently, the Company only has locations in Canada.

Selected Financial Information.

                                                             Three Month Period Ended
                                                       -------------------------------------
                                                       7/31/2002                  7/31/2001
                                                       ---------                  ---------
                                                      (Unaudited)                (Unaudited)
Statement of Operations Data
         Total revenue                                   $220,062                   $184,224
         Operating income (loss)                        $(191,782)                  $(24,119)
         Net earnings (loss) after tax                  $(190,972)                  $(10,889)
         Net earnings (loss) per share                     $(0.01)                     $0.00

                                                               Nine Month Period Ended
                                                       -------------------------------------
                                                        7/31/2002                  7/31/2001
                                                        ---------                  ---------
                                                       (Unaudited)                (Unaudited)
Statement of Operations Data
         Total revenue                                   $638,058                   $715,896
         Operating income (loss)                        $(731,677)                  $180,233
         Net earnings (loss) after tax                  $(682,430)                  $146,749
         Net earnings (loss) per share                     $(0.04)                     $0.01

                                                        7/31/2002                 10/31/2001
                                                        ---------                 ----------
Balance Sheet Data
         Total assets                                    $484,520                   $456,346
         Total liabilities                               $131,264                    $86,740
         Stockholders' equity (deficit)                  $353,256                   $369,606

Results of Operations.

Three month period ended July 31, 2002, compared to three month period ended July 31, 2001.

      Revenues. Revenues slightly increased by approximately 20% to $220,062 for the three month period ended July 31, 2002 from $184,224 for the three month period ended July 31, 2001. This increase was the result of greater fees collected as more ATMs were in service than the prior year.

      Cost of Sales. The cost of sales significantly decreased by approximately 63% to $63,166 in the three month period ended July 31, 2002 from $171,082 for the three month period ended July 31, 2001. In 2001, the Company liquidated ATM machines at reduced margins, while in 2002, the Company was able to increase its margins.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses significantly increased approximately 389% to $182,011 in the three months ended July 31, 2002 from $37,251 for the three months ended July 31, 2001. The increase was due to Moneyflow's increased operations and the costs of legal and accounting expenses in connection with the preparation and filing of a registration statement registering certain selling shareholder's shares.

      Net Loss. Moneyflow had a net loss of $190,972 for the three months ended July 31, 2002, compared to a net loss of $10,889 for the three months ended July 31, 2001. On July 2001, the Company entered into two twelve month consulting agreements. The Company agreed to issue 4,000,000 of its common stock, in lieu of a cash payment, as payment for the services valued at $1,000,000. Consulting services are being expensed over a twelve month period. The loss before the $166,667 non-cash expense for stock issued as compensation for consulting services was $24,305. The net loss was caused by the increase in selling, general and administrative expenses and consulting fees.

      Consulting Fees. For the three months ended July 31, 2002, Moneyflow incurred a $166,667 non-cash expense for stock issued as compensation for consulting services. For the three months ended July 31, 2001, Moneyflow incurred $0 in consulting fees.

Nine months period ended July 31, 2002, compared to nine months period ended July 31, 2001.

      Revenue. Revenue decreased approximately 11% from $715,896 in the nine month period ended July 31, 2001 to $638,058 in the nine month period ended July 31, 2002. Periodically, Moneyflow sells a portion of the ATMs and Point-of-Sale machines it owns to private investors. For the nine month period ended July 31, 2001, Moneyflow had several sales of this nature, which it did not have in the nine month period ended July 31, 2002. This was the reason for the higher sales in 2001 compared to 2002.

      Cost of Sales. The cost of sales decreased approximately 28% from $290,940 for the nine month period ended July 31, 2001 to $208,704 for the nine month period ended July 31, 2002. The decease in cost of sales was caused by the fact that for the nine months ended July 31, 2002, the Company was able to purchase its machines at lower costs.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 102% to $494,364 in the nine month period ended July 31, 2002 from $244,723 for the nine month period ended July 31, 2001. The increase was due to Moneyflow's increased operations and the costs of legal and accounting expenses in connection with the preparation and filing of a registration statement registering selling shareholders' shares.

      Interest Expense. Interest expense decreased from $6,718 for the period ended July 31, 2001 to $0 for the nine month period ended July 31, 2002. The decrease resulted from Security Bancorp selling 55 ATMs and using the proceeds to pay off a loan from the Bank of Montreal that had been used to finance the purchase of ATMs.

      Net Loss. Moneyflow had a net loss of $682,430 for the nine month period ended July 31, 2002, compared to a net profit of $146,749 for the nine month period ended July 31, 2001. On July 2001, the Company entered into two twelve month consulting agreements. The Company agreed to issue 4,000,000 of its common stock, in lieu of a cash payment, as payment for the services valued at $1,000,000. Consulting services are being expensed over a twelve month period. Moneyflow incurred a loss of $15,763 before the $666,667 non-cash expense for stock issued as compensation for consulting services. The net loss resulted from the significant general and administrative expenses coupled with the consulting fees.

      Consulting Fees. For the nine months ended July 31, 2002, Moneyflow incurred a $666,667 non-cash expense for stock issued as compensation for consulting services. For the six months ended April 30, 2001, Moneyflow incurred $0 in consulting fees.

CAPITAL AND SOURCES OF LIQUIDITY

      Moneyflow currently has no material commitments for capital expenditures and has nominal fixed expenses such as an annual lease payment of between $15,000 and $20,000 per year.

      Management of Moneyflow expects that cash and the cash flow from future operations will be sufficient to allow us to meet the expected growth in demand for our products and services. However, we cannot be assured that our sales will meet our growth expectations. Should this fail to occur, we may elect to (i) reduce the planned expansion of operations or (ii) pursue other financing alternatives such as an equity offering or borrowings. Our planned growth and profitability could be delayed or diminished if the two options listed above are not implemented. The decline in sales from the nine month period ended July 31, 2002 makes it more likely that Moneyflow will need to pursue one of those options.

      Net cash used by operating activities was $35,224 for the nine months ended July 31, 2002 compared to cash provided of $157,218 primarily from net profits and a reduction in inventory for the nine months ended July 31, 2001.

      Sales of new machines and the deposit of vault cash in ATMs caused net cash used by investing activities to decrease by $6,097 for the nine months ended July 31, 2001 from $171,624 for the nine months ended July 31, 2001.

      Moneyflow did not have any financing activities for the nine months ended July 31, 2002, which resulted in no net cash being generated by financing activities. For the nine month period ended July 31, 2001, Moneyflow used $157,345 for the reduction of debt.

      As of July 31, 2002, Moneyflow had working capital of approximately $343,254, consisting of current assets of approximately $460,332 and current liabilities of approximately $117,078. Moneyflow had working capital of approximately $374,000 at October 31, 2001 consisting of current assets of approximately $441,839 and current liabilities of approximately $67,509. Moneyflow believes that its working capital is sufficient to fund its present operations.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors and Audit Committee, we have identified four accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

Revenue Recognition:

      Revenue from the sale of Automated Teller Machines and Point of Sale Terminals is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery of the machine to our customer and the acceptance of activation of the machine by the customer. Revenue from the transaction and service fees are earned daily and are electronically transferred to the Company from the processor.

Inventories:

      Inventories are valued at the lower of cost or market. Cost is determined as follows:

            Automated Teller Machines and Point of Sale Terminals held for resale - actual cost for the machine purchased,

            Automated Teller Machines and Point of Sale Terminals - placements - actual cost for the machine purchased less accumulated depreciation. Depreciation is computed on the straight-line basis over 10 years.

            Parts and supplies - first-in, first-out method.

Foreign Currency Translation:

      The financial statements of the Company are measured using the Canadian dollar as the functional currency. Assets, Liabilities and equity accounts are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. The financial statements are presented in United States of America dollars.

Shipping and Handling Costs:

      The Company's policy is the classify shipping and handling costs as part of goods sold in the statement of income.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain written statements in this Form 10-QSB, including the documents that we incorporate by reference, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to qualify for the safe harbor thereunder. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe", "anticipate", "expect", "estimate", "project", "will be", "will continue", "will result", or words or phrases of similar meaning. Descriptions of goals, future plans and objectives are also forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on them. The forward-looking statements included herein are only made as of the date of this Form 10-QSB and we undertake no obligation to publicly update them to reflect subsequent events or circumstances. We detail the risks and uncertainties from time to time in reports we file with the Securities and Exchange Commission, including Forms 8-KSB, 10-QSB, and 10-KSB and include, among others, those described below in "Risk Factors".

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

The demand for our services may decline or we may lose operating locations, which would result in a decline of operations and a corresponding decline in profitability of our company.

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

In Canada, our services currently comply with or are exempt from regulation of the Canadian government and we are unaware of any proposed legislation that would change the current status. In the event the regulations change or new laws or regulations are enacted, our financial resources could decrease due to costs involved in complying with any new regulation. We are also interested in expanding our operations into other countries and the initial costs of such an expansion while we comply with regulations in these new areas could result in a loss of profitability and a drain of our resources.

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

Our need for additional financing is uncertain, as is our ability to raise further financing, if required.

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

The funds used to finance our operations come from our wholly owned subsidiary, Security Bancorp. If its operations decline or if its profitability decreases, the funds we have to work with will be seriously compromised. We would then have to seek to sell shares of our stock or borrow money from either financial institutions or private lenders. The terms and conditions of any stock sales or borrowings may not be available on terms and conditions that are favorable to us, or may not be available to us at all.

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

ITEM 3.    CONTROLS AND PROCEDURES

In the quarter ended July 31, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We plan to conduct an evaluation of our disclosure controls and procedures each quarter.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits:
                    None.

            (b)     Reports on Form 8-K:
                    None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 23, 2002

                                            MONEYFLOW SYSTEMS INTERNATIONAL
                                            INC., a Nevada corporation

                                            By: /s/ Harold F. Schultz
                                                --------------------------------
                                            Harold F. Schultz, President, CEO,
                                            Director, Chairman of the Board,
                                            CFO and Chief Accounting Officer

                                 CERTIFICATIONS

I, Harold F. Schultz, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Moneyflow Systems International Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 23, 2002

/s/ Harold F. Schultz
---------------------------------
Harold F. Schultz
Chief Executive Officer
(Principal Executive Officer)


I, Harold F. Schultz, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Moneyflow Systems International Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 23, 2002

/s/ Harold F. Schultz
---------------------------------
Harold F. Schultz
Chief Financial Officer
(Principal Financial Officer)