Form 10KSB
period 2002-10-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2003-02-14
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended October 31, 2002

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ____________ to ______________.

                          Commission File No. 333-74928

                      MONEYFLOW SYSTEMS INTERNATIONAL INC.
                 (Name of Small Business Issuer in Its Charter)

                                   ----------

                Nevada                                   52-2325923
    (State or other jurisdiction              (IRS Employer Identification No.)
          of incorporation)

      Suite N, 7003 - Fifth Street SE
             Calgary, Alberta                              T2H 2G2
 (Address of Principal Executive Offices)                 (Zip Code)

         Issuer's telephone number, including area code: (403) 319-0236

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

      |X| Yes |_| No

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The issuer's total net sales for the fiscal year ended October 31, 2002 were $963,671.

      As of February 11, 2003, there were 18,037,000 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer. As of February 10, 2003, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board, was approximately $1,620,250.

                       Documents Incorporated by Reference

         None.

      Transitional Small Business Disclosure Format: |_| Yes |X| No

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART I............................................................................................................1

Item 1.     Business..............................................................................................1
Item 2.     Properties............................................................................................6
Item 3.     Legal Proceedings.....................................................................................6
Item 4.     Submission of Matters to a Vote of Security Holders...................................................6

PART II...........................................................................................................6

Item 5.     Market for Common Equity and Related Stockholder Matters..............................................6
Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations.................7
Item 7.     Financial Statements.................................................................................13
Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.................13

PART III.........................................................................................................14

Item 9.     Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act..................14
Item 10.    Executive Compensation...............................................................................15
Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......15
Item 12.    Certain Relationships and Related Transactions.......................................................16
Item 13.    Exhibits, Financial Statements and Reports on Form 8-K...............................................17
Item 14.    Controls and Procedures..............................................................................17

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES.....................................................................F-1

Report of Independent Auditors..................................................................................F-1

                                     PART I

ITEM 1. BUSINESS

      Unless the context otherwise requires, "Moneyflow", "Company", "we", "us" and "our" refer to Moneyflow Systems International Inc., and its subsidiaries combined.

      Overview

      Moneyflow Systems International Inc. ("Moneyflow") was incorporated on April 25, 2001 under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Security Bancorp Inc. ("Security Bancorp"), our wholly owned subsidiary, was organized on August 3, 1992 in Alberta, Canada and was inactive until January 5, 1999 when it changed its name to Security Bancorp Inc. and began operations under the name Ca$h Station(TM). In July, 2001, Security Bancorp and Moneyflow approved a share exchange agreement whereby Moneyflow issued 14,000,000 shares of its common stock in exchange for 100% of the issued and outstanding shares of Security Bancorp. In connection with this agreement, Security Bancorp became a wholly owned subsidiary of Moneyflow. On April 1, 2002, Moneyflow formed a wholly owned Canadian subsidiary, Intercash POS Systems Ltd., ("Intercash") through which Moneyflow conducts its Point-of-Sale business. Security Bancorp and Intercash currently has a website located at http://www.cashstation.net. Security Bancorp and Intercash operate their ATMs and Point-of-Sale terminals under the trademark "Ca$h Station(TM)."

      In May, 1999, Security Bancorp placed its first ATM machine. Security Bancorp has been successful in supplying, installing, maintaining and managing ATM machines which it places on the premises of property owners and businesses for the purpose and convenience of dispensing cash and other services. As of February 10, 2003 Security Bancorp and Intercash operate over 210 ATMs and 225 Point-of-Sale terminals in five Canadian Provinces and recently increased their national force of independent distributors to 30. Security Bancorp is a member of the Automated Teller Machine Industry Association (ATMIA) which serves the industry in Canada and the United States. Security Bancorp and Intercash have placed ATMs and Point-of-Sale terminals in convenience stores, grocery stores, service stations, hotels, motels, hospitals, night clubs, casinos, restaurants, truck stores, airports and many other locations. Security Bancorp's ATMs accept VISA, Mastercard, Interac, Maestro, Cirrus, Circuit and American Express (Canada).

The Financial Transaction Industry

      Security Bancorp has connection services and software licensing agreements with DataWest Ltd., a direct subscriber to Interac Association, operator of a proprietary electronic financial transaction exchange. Security Bancorp's agreements with DataWest give it access to Interac. Through access to Interac, Security Bancorp's customers can (for a fee) use their ATM cards, debit cards and credit cards at ATMs and Point-of-Sale machines not owned by their bank or credit card company.

      Security Bancorp's customers pay a fee, or surcharge, for the use of its ATMs and Point-of-Sale machines. Part of the fee generated by these transactions is paid to Security Bancorp and part of the fee is paid to the owner of the ATM. DataWest charges a per transaction fee to Security Bancorp for each ATM and Point-of-Sale transaction. DataWest also charges Security Bancorp a one-time fee for each ATM and Point-of-Sale terminal connected to DataWest's switch network. Interac Association also collects a nominal fee per transaction from DataWest and its other members.

      In addition, the issuer of the ATM card pays an "interchange" fee to Security Bancorp through DataWest for each transaction processed. Interac Association sets a default level for the interchange fee. DataWest forwards the interchange fee for Security Bancorp's transactions, net of fees owed to DataWest, to Security Bancorp. Therefore, Security Bancorp's transaction fee revenues are actually generated from two sources - surcharges paid by the ATM users and interchange fees generated by issuers.

The Benefits of Private ATMs and Point-of-Sale Terminals

      As a result of laws enacted to deregulate the banking industry and provide competition, private ownership of ATM and Point-of-Sale terminals can be a profitable business. The benefits to the owner of the ATM and the business where the ATM is located are:

      o The owner of the ATM and Point-of-Sale terminal and the location operator each collect a portion of the transaction fees.

      o The business owner increases traffic and spending in his place of business, which contributes to overall revenues, increased customer satisfaction and loyalty.

      o Technology is rapidly developing which will allow the ATM and Point-of-Sale terminal to be part of business loyalty and other advertising programs, contributing further to revenue and profitability of both parties. Loyalty advertising is rapidly becoming the preferred way for businesses to spend their advertising dollars.

The Current Stage of Corporate Development

      Security Bancorp and Intercash sell, service and operate ATMs and Point-of-Sale machines in Canada. Each time an ATM card, debit card or credit card is used in one of our machines, a fee is charged. That fee is split between the owner of the machine, the owner of the location where the machine is located, and us. Transaction fees account for approximately half of Moneyflow's revenue. Sales of ATMs and Point-of-Sale terminals generate most of the other half of Moneyflow's revenue.

      Security Bancorp enters into a transaction processing agreement with each client who acquires an ATM and each business owner who allows Security Bancorp to place an ATM at its business that is owned by Security Bancorp. The processing agreement typically has an initial term of 5 years and grants to the client a non-exclusive, non-transferable, revocable license to use the software needed to operate the ATM. The currency used to supply the machine is provided by the machine owner who is responsible for maintenance and supplies in the machine. Machines owned by Security Bancorp are supplied by the owner of the business where the ATM is located. Security Bancorp credits the client's bank account for the amount of the funds withdrawn by users of the ATM.

      We have a sales force of independent agents in Canada who scout for locations where an ATM or Point-of-Sale machine might be a service that the business would like to provide its customers. If the sales agent is successful in obtaining a location for the placement of an ATM or Point-of-Sale machine, the agent is paid a commission.

      Typically, retail, food, hospitality and other businesses are interested in having an ATM or Point-of-Sale machine on their premises for the convenience of their customers and to encourage spending on the premises.

      As of February 10, 2003, Security Bancorp and Intercash had placed and holds under management 210 ATMs and 225 Point-of-Sale terminals across Canada, primarily in the provinces of Ontario, Alberta, Saskatchewan and Manitoba. We are also building a presence in British Columbia and certain other targeted Canadian provinces.

      As of February 10, 2003, Moneyflow had five suppliers for the ATMs and Point-of-Sale terminals it sells - Hypercom Corporation, Schlumberger Sema, Tranax Technologies, Greenlink Technologies, and Triton Systems, Inc. Management believes that Moneyflow will be able to continue its relationship with these suppliers. However, if Moneyflow is not able to continue its relationship with one or more of these suppliers, management believes that financial transaction hardware and software is readily available from alternate suppliers.

      All of Moneyflow's ATM and Point-of-Sale transactions are currently processed by DataWest. However, Interac Association continues to add new members and management believes enough competition exists among Interac members to allow Moneyflow to find an alternative provider to process its transactions if its contracts with DataWest are terminated or not renewed.

      As of February 10, 2003, we had approximately 30 independent distributors. Our typical independent distributor agreement has an initial term of two years. The distributor gets paid a portion of the sales price of each ATM or Point-of-Sale machine sold and also earns residual income from transaction fees generated by those machines.

      Security Bancorp owns some of the ATMs that it manages. However, Security Bancorp holds these ATMs as inventory and intends to sell them to appropriate buyers in the ordinary course of business. The business reason for placing an ATM that has not yet been sold is to secure a location Moneyflow thinks is desirable before it gets taken by a competitor.

      In July, 2001, Security Bancorp entered into a distribution agreement with Hypercom Corporation, a leading manufacturer of financial transaction hardware and software. The first of these Point-of-Sale terminals was deployed in late September, 2001. Security Bancorp's agreement with Hypercom had a 12-month term, beginning August 31, 2001. In February of 2003, Rycom, Inc., the official Canadian representative of Hypercom Corporation, assumed Hypercom's contract with Security Bancorp and extended the contract through February 7, 2004.

      In November, 2000, Security Bancorp entered into a three year contract for Point-of-Sale Connection Services and Software Licensing agreements with DataWest Ltd., enabling Security Bancorp to provide electronic transaction solutions for the Point-of-Sale and Interac Direct Payment (IDP) market. In January 2002, Moneyflow entered into a new Connection Services Agreement with DataWest Ltd. to facilitate ATM transactions. This agreement has an initial term of three years and is renewable for successive two year terms. Security Bancorp pays DataWest a fee for each transaction processed and also pays a one-time fee for each ATM and Point-of-Sale terminal connected to DataWest's transaction processing network.

      These agreements enable Security Bancorp to acquire, sell, service and manage ATM and Point-of-Sale terminals and related financial transactions.

Trademarks and Licenses

      Our registered Canadian trademarks are: "Ca$h Station" and "Cash for your customers when and where they need it", both of which are owned by our subsidiary, Security Bancorp. We believe that these trademarks are known and recognized within our market and are valuable to our business. We intend to vigorously enforce all violations of our trademarks as we believe the goodwill associated with them is important to the development of our business. Currently, Security Bancorp licenses its "ca$h station" trademark to Intercash for its use in connection with its POS terminal operations. All trademarks and trade names used in this Form 10-KSB are the property of their respective owners.

Growth Strategy and Market Niche

      Moneyflow's plan is to capture immediate growth in the electronic financial transactions market as follows:

      Short Term Strategy

            o The purchase and placement of additional ATMs and Point-of-Sale terminals over the next 18 months.

            o To generate adequate working capital from operations and/or financing for growth in sales and leasing of ATMs and Point-of-Sale terminals.

      Long Term Strategy

            o     Acquisition of existing ATM and POS networks owned by others.

            o     To expand and improve our marketing efforts.

            o To expand our independent distribution sales force to provide uniform geographic coverage in target markets in Canada.

            o To source potential merger/amalgamation candidates, identify and participate in joint ventures and strategic alliances with industry partners.

            o To engage in new product development through technology acquisition, strategic alliances and joint venture opportunities.

            o To identify and locate potential opportunities in the United States, the United Kingdom and in Europe where we may be able to expand our operations.

The ATM & Point-of-Sale Markets

      In 1996 and 1997, deregulation of the banking system in Canada and the United States provided an opportunity for private investors and businesses to own, place, operate and collect transaction fees from customers for providing the convenience of a bank machine on their premises. Prior to this deregulation, only financial institutions could access the Interac network, which allows consumers to withdraw cash at an ATM that is not owned by their financial institution.

      In Canada, technology became available in 1997 to enable the private ownership of ATMs and they are increasingly being purchased by investors and businesses. Private ATMs are now becoming common in various types of locations, including convenience stores, bars, hotels, grocery stores, nightclubs, service stations and other locations. These systems are generally placed where there is deemed to be sufficient traffic to support the economics of the investment of purchasing and operating the ATM. The current cost of a privately owned ATM model is approximately CDN $10,000. The lower cost of the new ATMs designed for the private ownership market is due in part to the systems requiring a lower level of security because they are designed to be used in secure locations and during business hours. In addition, technology advances and greater volume of sales helps to make prices lower.

      Charges for use of an ATM vary. Generally, fees range from $1 to $2 and in some cases a 10% charge is levied, based upon the amount of money withdrawn. The average amount of money withdrawn per transaction ranges from $50 to $74.

Competition

      Banks and other financial institutions typically maintain ATMs at their own branch locations but can service any location. Security Bancorp and its primary competitors described below place ATMs solely in private businesses such as grocery stores, convenience stores and dry cleaners. Although

Security Bancorp competes directly with banks and other financial institutions in placing its ATMs, its management does not view banks and other financial institutions as its primary competition as historically they have not selected prime private business locations. Security Bancorp and its primary competitors compete by locating the most attractive locations for their machines based on expected transaction volume and making arrangements with the owners of those properties to place ATMs there before a competitor can take that location. Location is the most important factor in the success of an ATM because ATMs depend on consumer traffic to generate large volumes of ATM transactions. If Security Bancorp cannot secure prime locations for its ATMs, it will likely lose those locations to its competitors, which negatively impacts Security Bancorp's growth. Management believes that only a finite number of prime locations exist for the placement of its machines and once they are gone, Security Bancorp must settle for less profitable locations. Security Bancorp's competitors offer very similar services to those of Security Bancorp. Security Bancorp does not offer discounted fees in comparison to its competitors and does not offer a distinctive product or service.

Known Canadian Competitors

      There are approximately eleven significant competitors in the Canadian ATM market. Several currently, or are expected to in the near future, participate in the Point-of-Sale market as well. It is not yet possible to determine, due to the lack of published data, how many Point-of-Sale terminals each company presently has deployed. The following list represents the competitors of whom the management of Moneyflow is aware:

      Direct Cash is the current Canadian market leader in the private ATM business with approximately 1500 machines in operation. Its distribution covers major centers in Canada and includes sales and service of Triton, NCR, and Tranax equipment. It has acquired its own "switch," allowing it to process its own transactions directly with Interac.

      Meta-4, a Montreal-based company, is reported to have over 1,000 ATMs deployed. Its business originated in the security field and has grown to encompass financial transaction hardware including ATMs.

      Laser Cash is an Ontario-based organization with in excess of 650 ATMs distributed, primarily in Eastern Canada.

      Frisco Bay is a well established security system and ATM supply and maintenance company. We estimate that their installed base of ATM systems exceeds 1000 units.

      Cash-n-Go, based in Edmonton Alberta, has over 1000 ATMs in operation, primarily from the manufacturer Triton. It recently acquired a micro-switch to facilitate partial processing of its transactions.

      Canadian ABM is a Toronto-based outfit selling NCR equipment. It has approximately 150 systems deployed.

      Ready Cash, a division of Canadian Imperial Bank of Commerce, is active across Canada. The number of ATMs it has in service is unknown.

      Cash-line, headquartered in Victoria, B.C., sells Triton ATMs. It has in excess of 300 systems in service.

      Express Cash, a Vancouver based operation with approximately 250 ATMs deployed, is located primarily in Western Canada.

      Haliburton and White, a Montreal-based national company, is in the business of currency counting, coin and cash dispensing. It is thought to have approximately 500 ATMs, with approximately 50% of placements in the province of Quebec.

      Vencash, headquartered in Calgary, has approximately 300 ATMs under management and recently acquired an interest in POSTRAC, a Canadian Point-of-Sale company.

Employees

      We currently have eleven full-time employees. We have also engaged consultants to assist us in our operations. At the present time, we have approximately 30 independent sales agents assisting us.

Government Regulations

      At the present time, there are no pervasive regulations of our business.

ITEM 2. PROPERTIES

      Moneyflow's principal offices are located at Suite N, 7003 - Fifth Street SE, Calgary, Alberta T2H 2G2, telephone number (403) 319-0236. These offices consist of 3,746 square feet on a lease that runs through April 30, 2007. The monthly rental fee is CDN $1,873 (approximately US $1,195) plus taxes and operating costs. The Company's management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company's current equipment is in good condition and is suitable for the operations involved.

ITEM 3. LEGAL PROCEEDINGS

      We are not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders of the Company during the fiscal year ended October 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Moneyflow currently has 18,037,000 shares of common stock outstanding.

Number of Shareholders

      The number of beneficial shareholders of record of the Common Stock of the Company as of the close of business on February 10, 2003 was approximately 52.

Dividend Policy

      To date, the Company has no cash dividends on its Common Stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation and growth of its business.

      Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "MNYF.OB." There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained. We began trading on the OTCBB on October 11, 2002. The following table sets forth, for the periods indicated, the bid price range of our common stock.

                  Period                   Average Low            Average High
                  ------                   -----------            ------------
            Fourth Quarter 2002               $0.25                  $0.25

      Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Disclosure of Equity Compensation Plans

      The Company maintains the 2001 Stock Option Plan (the "Option Plan"), pursuant to which it may grant equity awards to eligible persons. The Option Plan allows a committee of the Board of Directors to grant up to options to purchase up to 250,000 shares per individual per year to employees, officers, directors, consultants and advisors of the Company. As of February 10, 2003, no options had been granted under the Option Plan.

                             Number of securities to       Weighted-average exercise         Number of securities
                             be issued upon exercise          price of outstanding         remaining available for
                             of outstanding options,         options, warrants and          future issuance under
     Plan Category           warrants and rights (#)               rights ($)             equity compensation plans
                            ---------------------------    ---------------------------   -----------------------------
Equity compensation
plans approved by
shareholders                            N/A                           N/A                            2,500,000

Equity compensation
plans not approved by
shareholders                            N/A                           N/A                                  N/A

Total                                   N/A                           N/A                                  N/A

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified eight accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

Revenue Recognition Policy

      Revenue from the sale of Automated Teller Machines and Point of Sale Terminals is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery of the machine to our customer and the acceptance and activation of the machine by the customer.

      Revenue from transaction and service fees are earned daily and are electronically transferred to the Company from the processors.

Accounts Receivable

      Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

      The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).

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

Income Taxes

      Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Foreign Currency Translation

      The financial statements of our Canadian subsidiaries are measured using the Canadian dollar as the functional currency. Assets, liabilities and equity accounts of the companies are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. The financial statements are presented in United States of America dollars.

Shipping and Handling Costs

      The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

      Through its operating subsidiaries, Security Bancorp and Intercash, Moneyflow is in the business to supply, install, maintain and manage Automated Teller Machines ("ATMs"), Point of Sale Terminals and other electronic funds transfer devices and to provide transaction processing services for these devices. The machines are placed on the premises of property owners and businesses for the purpose and convenience of dispensing cash and other services to the public. Security Bancorp and Intercash currently operate over 210 ATM terminals and over 225 POS terminals in five Canadian provinces and employ 30 independent distributors. Their terminals accept Visa, Mastercard, Interac, Maestro, Cirrus, Circuit and American Express (Canada). Presently, the Company only has locations in Canada.

Selected Financial Information

                                                            Year Ended
                                                            ----------
                                                      10/31/2002     10/31/2001
                                                      ----------     ----------
Statement of Operations Data

         Total revenue                                 $ 963,671      $ 888,652

         Operating income (loss)                       $(736,100)     $(132,706)

         Net earnings (loss) after tax                 $(700,434)     $(185,336)

         Net earnings (loss) per share                 $   (0.04)     $   (0.01)

                                                       10/31/2002     10/31/2001
                                                       ----------     ----------
Balance Sheet Data

         Total assets                                  $ 478,185      $ 456,346

         Total liabilities                             $ 141,488      $  86,740

         Stockholders' equity (deficit)                $ 336,697      $ 369,606

Results of Operations

      Year ended October 31, 2002, compared to year ended October 31, 2001.

      Revenue. Revenue increased approximately 8% from $888,652 in the year ended October 31, 2001 to $963,671 in the year ended October 31, 2002. This increase was the result of greater fees collected as more ATMs and Point-of-Sale Terminals were in service than the prior year.

      Cost of Sales. The cost of sales increased approximately 19% from $333,202 for the year ended October 31, 2001 to $396,582 for the year ended October 31, 2002. The increase in cost of sales was caused by the fact that for the year ended October 31, 2002, the Company had purchased its machines at higher costs.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 79% to $636,522 in the year ended October 31, 2002 from $354,823 for the year ended October 31, 2001. The increase was due to Moneyflow's expansion in operations and the costs of legal and accounting expenses in connection with the preparation and filing of a registration statement registering selling shareholders' shares.

      Interest Expense. Interest expense decreased from $6,691 for the year ended October 31, 2001 to $72 for the year ended October 31, 2002. The decrease resulted from Security Bancorp selling 55 ATMs and using the proceeds to pay off a loan from the Bank of Montreal that had been used to finance the purchase of ATMs.

      Net Loss. Moneyflow had a net loss of $700,434 for the year ended October 31, 2002, compared to a net loss of $185,336 for the year ended October 31, 2001. In July 2001, the Company entered into two twelve month consulting agreements. The Company agreed to issue 4,000,000 of its common stock, in lieu of a cash payment, as payment for the services valued at $1,000,000. Consulting services are being expensed over a twelve month period. Moneyflow incurred a loss of $15,763 before the $666,667 non-cash expense for stock issued as compensation for consulting services. The net loss resulted from the significant general and administrative expenses coupled with the consulting fees.

      Consulting Fees. For the year ended October 31, 2002, Moneyflow incurred a $666,667 non-cash expense for stock issued as compensation for consulting services. For the year ended October 31, 2001, Moneyflow incurred $333,333 in consulting fees.

      Capital and Sources of Liquidity

      Moneyflow currently has no material commitments for capital expenditures and has nominal fixed expenses such as an annual lease payment of between $15,000 and $20,000 per year.

      Management of Moneyflow expects that cash and the cash flow from future operations will be sufficient to allow us to meet existing demand for our products and services. However, we cannot be assured that our sales will meet our growth expectations. Should this fail to occur, we may elect to (i) reduce the planned expansion of operations or (ii) pursue other financing alternatives such as an equity offering or borrowings. Our planned growth and profitability could be delayed or diminished if the two options listed above are not implemented.

      Net cash used by operating activities was $15,827 for the year ended October 31, 2002 compared to cash provided of $331,953 primarily from net profits and a reduction in inventory for the year ended October 31, 2001.

      Sales of new machines and the deposit of vault cash in ATMs caused net cash used by investing activities to decrease by $60,703 for the year ended October 31, 2002 from $80,702 for the year ended October 31, 2001.

      Moneyflow used $138 for repayment of a capital lease payable for the year ended October 31, 2002. For the year ended October 31, 2001, Moneyflow used $147,212 for the reduction of debt.

      In January 2003, Moneyflow executed a letter agreement with 1st SB Partners Ltd., located in New York, New York. 1st SB Partners Ltd. will provide financial consulting services to Moneyflow, to seek capital funding for Moneyflow on a best efforts basis. In exchange for these services, Moneyflow has paid US $5,000, and will issue 750,000 shares of its common stock to 1st SB Partners Ltd. upon the receipt of the initial funds raised, along with a fee of 10% of capital raised.

      As of October 31, 2002, Moneyflow had working capital of approximately $323,000, consisting of current assets of approximately $445,000 and current liabilities of approximately $122,000. Moneyflow had working capital of approximately $374,000 at October 31, 2001 consisting of current assets of approximately $442,000 and current liabilities of approximately $68,000. Moneyflow believes that its working capital is sufficient to fund its present operations.

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

Cautionary Note Regarding Forward-looking Statements and Risk Factors

      This report on Form 10-KSB contains "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby.

The Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performances (often, but not always through the use of words or phrases such as "will result," "expects to," "will continue," "anticipates," "plans," "intends," "estimated," "projects," and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, Risk Factors at the end of the Management Discussion and Analysis.

Risk Factors

      You should consider the following discussion of risks as well as other information regarding our common stock. The risks and uncertainties described below are not the only ones. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

      Our ongoing reporting obligations as a public company may result in ongoing operating losses.

      Operating an American public company involves substantial costs to comply with reporting obligations under federal securities laws. These reporting obligations have already increased our operating costs and adversely affected our profits. We may not reach sufficient size to justify our public reporting status. If we were forced to become a private company, then you may lose your ability to sell your shares or to sell them at a premium over what you paid for them.

      The demand for our services may decline or we may lose operating locations, which would result in a decline of operations and a corresponding decline in profitability of our company.

      If Moneyflow were to lose some or all its lucrative locations or if demand for the accessibility and convenience of its machines declines, Moneyflow's revenues may significantly decline. Our sales could decrease in the event of significant or sustained price discounting in the industry, which would reduce our profitability.

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

      We rely significantly on independent sales agents to market and sell our ATMs and Point-of-Sale machines. If these independent agents were to go to work for any of our competitors, it could adversely affect our future operations. Several of our competitors are larger than we are and many have greater financial resources that allow them to offer more lucrative terms to our sales agents. Our agreements with our sales agents are generally for an initial term of two years and can be canceled by the agents without significant financial consequence. Furthermore, if we had to hire employees to replace our independent sales personnel, our operating expenses would increase significantly and would reduce our overall profitability.

      Our need for additional financing is uncertain, as is our ability to raise further financing, if required.

      Although we anticipate that our available cash resources combined with our anticipated revenues will meet any foreseeable working capital needs we have, we will need to raise additional capital to expand into new locations and markets. A shortfall in projected revenues may negatively impact existing operations. We recently entered into an arrangement for outside sources of financing, but we cannot provide any assurance that such financing will be raised.

      Because several of our competitors are much larger than we are, we may not be able to compete effectively and gain additional market share.

      Based on the number of ATMs and Point-of-Sale machines deployed, several of our Canadian competitors are much larger than we are. At least three of our competitors have over 650 ATMs in service. One competitor, Direct Cash, has even acquired its own "switch" and is therefore not dependent on a third party to process its transactions with Interac. There is nothing proprietary about our product and we could be forced out of business by competitors which significantly undercut our prices.

      We depend on key management personnel and the loss of any of them would seriously disrupt our operations.

      At present, we operate with eleven full-time employees, including Harold Schultz, our President and CEO, and Richard Scott, our Vice President of Corporate Sales Development, Joseph Ternes, our National Sales Manager, and James Dobson, our Administration Manager. The loss of these employees would have a material adverse effect on our operations and we may not be able to hire satisfactory employees to replace these employees. Even if we could locate suitable replacements, it is unlikely that we could hire them on or upon terms and conditions comparable to what we presently pay our current employees. We do not currently have employment contracts with these employees.

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

      We depend on the revenues generated by our wholly-owned subsidiaries, Security Bancorp Inc. and Intercash POS Systems Ltd. Should they fail to continue producing revenues to fund our operations, we would have to seek alternative methods of financing such as selling our stock or borrowing money.

      The funds used to finance our operations come from our wholly owned subsidiaries, Security Bancorp and Intercash. If their operations decline or if their profitability decreases, the funds we have to work with will be seriously compromised. We would then have to seek to sell shares of our stock or borrow money from either financial institutions or private lenders. The terms and conditions of any stock sales or borrowings may not be available on terms and conditions that are favorable to us, or may not be available to us at all.

      There is a limited market for our common stock.

      Currently only a very limited trading market exists for Moneyflow common stock. Our common stock trades on the OTC Bulletin Board under the symbol "MNYF.OB." The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time. Effective sometime in 2003 or early 2004, the OTC Bulletin Board will no longer offer companies a market on which to trade. The new BBX Exchange, which is intended to replace the OTC Bulletin Board, will have stricter listing standards. Management intends to apply to be listed on the BBX Exchange as soon as applications become available but there is no assurance that we will meet the minimum criteria required. If we fail to meet the BBX Exchange listing requirements, then we will be forced to trade solely on the pink sheets, a market with very limited liquidity and minimal listing standards. We cannot assure our shareholders that a market for our stock will be sustained. There is no assurance that our shares will have any greater liquidity than shares which do not trade on a public market.

      Our common stock is subject to penny stock regulation.

      Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stocks", trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

ITEM 7. FINANCIAL STATEMENTS

      The information required by this Item is submitted as a separate section of this Form 10-KSB. See Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change in Certifying Accountants

      On September 27, 2002, Moffitt & Company, P.C. resigned as the independent auditors for the Company. On November 14, 2002, the Board of Directors engaged Farber & Hass, L.L.P. as the new independent auditors for the Company.

      The Company's financial statements to the date of Moffitt & Company's resignation did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The Company did not have any disagreements with Moffitt & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moffitt & Company, would have caused it to make a reference to the subject matter of the disagreements in connection with its report, nor were there any "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-B. During the two fiscal years ended October 31, 2001 and 2002, and between October 31, 2002 and February 13, 2003, neither the Registrant nor anyone acting on its behalf consulted with Farber & Hass, L.L.P. regarding (i) either the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements; or (ii) any matter that was either the subject of a disagreement with Moffitt & Company, P.C. or a reportable event with respect to Moffitt & Company, P.C.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The names of our directors and executive officers, their ages, and certain other information about them are set forth below:

        Name                Age                       Position
-------------------        -----     ------------------------------------------
Harold F. Schultz *         71       Chairman of the Board, President, CEO, CFO

Dale B. Tingley *           51       Director

Richard J. Scott *          55       Director, Vice President - Corporate Sales Development

*     All directors currently serve as members of the Company's Audit Committee.

      All of the above officers and directors began their initial terms on April 25, 2001.

      Harold F. Schultz, Chairman of the Board, President, CEO and CFO. Mr. Schultz is a founding shareholder of Moneyflow as well as serving as its President and Chief Operating Officer since Moneyflow was formed in 2001. Mr. Schultz is also President and Director of Security Bancorp, Inc., Moneyflow's wholly owned subsidiary. Mr. Schultz has been President of Security Bancorp, Inc. since 1999. Mr. Schultz has over 40 years experience in the areas of construction, real estate and the oil and gas industry. Prior to joining Security Bancorp, Inc., Mr. Schultz was Chairman of Enviro FX, Inc., a publicly traded Canadian company, from 1996 until 1998. Mr. Schultz has been President of Advance Contracting Services Ltd., a private holding company, since 1972. Mr. Schultz is a member of the 400 Club, a founder of the Lakeview Community Association and many other community organizations.

      Dale P. Tingley, Director. Mr. Tingley has served as a Director of Moneyflow since its formation. Mr. Tingley also serves as a Director of Security Bancorp, Inc., Moneyflow's wholly owned subsidiary. Mr. Tingley has been a successful businessman and entrepreneur in Canada. Mr. Tingley was a dealer principal for four automobile dealerships from 1977 - 1999. Since 1989, Mr. Tingley has been President of Helix Property Management, a real estate development company.

      Richard J. Scott, P. Eng., Director, Vice President - Corporate Sales Development. Mr. Scott has been a Director and Vice President of Moneyflow since its inception. Mr. Scott also serves as a Director of Security Bancorp, Inc. and has held that position since 1999. Mr. Scott is a Professional Engineer and has over 28 years experience in developing and implementing marketing plans and strategies for the Canadian and international marketplace. Prior to joining Security Bancorp, Inc., Mr. Scott served as marketing coordinator for a Canadian public company, Enviro FX, Inc. from 1998 to 1999. Prior to that, Mr. Scott was division manager of Industrial Equipment Brokers International from 1996 to 1997.

Conflicts of Interest Policy

      Moneyflow has adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards. These transaction must also be approved by a majority of the disinterested directors of Moneyflow's Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------
                                                  Annual Compensation                 Long Term Compensation
                                                                                 --------------------------------------
                                                                                          Awards              Payouts
                                                                 Other Annual    Restricted    Securities
    Name and Principal                    Salary      Bonus      Compensation       Stock      Underlying       LTIP
         Position              Year       (US $)     (US $)         (US $)         Awards        Options      Payouts
-----------------------------------------------------------------------------------------------------------------------
Harold Schultz
(President, CEO & CFO)         2001       26,250        0             0               0             0            0
-----------------------------------------------------------------------------------------------------------------------
                               2002       38,800        0             0               0             0            0
-----------------------------------------------------------------------------------------------------------------------

      Members of the Board of Directors do not receive any compensation for their service as Directors but the Company may determine to pay Directors a per meeting fee in the future if these Directors are not separately compensated by Moneyflow for other services. All expenses for meeting attendance or out of pocket expenses connected directly with their Board representation will be reimbursed by Moneyflow.

      Director liability insurance may be provided to all members of the Board of Directors. Moneyflow has not yet obtained such insurance and does not have any specifics for available cost and coverage. Moneyflow does not have a specific time frame to obtain the insurance. No differentiation is made in the compensation of "outside directors" and those officers of Moneyflow serving in that capacity.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      There are currently 18,037,000 common shares outstanding. The following tabulates holdings of shares of Moneyflow by each person who, subject to the above, as of February 10, 2003, holds of record or is known by Management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Moneyflow individually and as a group.

                     SHARE OWNERSHIP AS OF FEBRUARY 10, 2003

              Name and Address of                             Amount of                   Percent of
              Beneficial Owner (1)                       Common Shares Owned         Common Shares Owned
         Harold F. Schultz (2) (3)                             3,916,700                    21.7%
         Box 4456 Station "C"
         Calgary, Alberta T2T 5N3

         Altess Investments (4)                                1,144,000                     6.3%
         916 Rideau Road, SW
         Calgary, Alberta T2S 0R6

         Dale Tingley (2)                                      4,472,000                    24.8%
         Suite N - 7003 5th Street SE
         Calgary, Alberta T2H 2G2

         Richard J. Scott (2)                                  2,023,300                    11.2%
         Suite N - 7003 5th Street SE
         Calgary, Alberta T2H 2G2

         All Officers and Directors
         as a group (3 persons)                               10,412,000                    57.7%

(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.

(2)   Denotes officer or director of Moneyflow.

(3) All shares beneficially owned by Mr. Schultz are held of record by Advance Contracting Services Ltd., an entity owned and controlled by Mr. Schultz, President of Moneyflow.

(4) Altess Investments is controlled by Mr. Alec McDougall, one of the founding shareholders of Security Bancorp.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Since inception, Moneyflow through its wholly owned subsidiary, Security Bancorp Inc., has had an arrangement with Advance Contracting Services Ltd., whose sole shareholder, officer and director is Harold F. Schultz, President of Moneyflow. As part of this arrangement, Security Bancorp pays a monthly consulting fee to Advance in the amount of CDN$5,000 (US$3,125) for Mr. Schultz's services to Security Bancorp. No written agreement has been entered into and this arrangement is terminable at will. The parties anticipate entering into a formal employment agreement with Mr. Schultz to ensure that Mr. Schultz continues to work for Moneyflow.

      Since inception, Moneyflow through its wholly owned subsidiary, Security Bancorp Inc., has had an arrangement with Laresco Holdings Ltd., whose sole shareholder, officer and director is Richard J. Scott, Vice President of Moneyflow. As part of this arrangement, Security Bancorp pays a monthly consulting fee to Laresco in the amount of CDN$4,000 (US$2,500) for Mr. Scott's services to Security Bancorp. No written agreement has been entered into and this arrangement is terminable at will. The parties anticipate entering into a formal employment agreement with Mr. Scott to ensure that Mr. Scott continues to work for Moneyflow.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

                                                                                                    Page Number
                                                                                                    -----------
         1.   Financial Statements:

              Report of Independent Auditors                                                             F-1

              Consolidated Balance Sheets at October 31, 2002

              Consolidated Statements of Operations for each of the two years ended October 31, 2002

              Consolidated Statements of Stockholders' Equity for each of the two years ended October 31, 2002

              Consolidated Statements of Comprehensive (Loss) for each of the two years ended October 31, 2002

              Consolidated Statements of Cash Flows for each of the two years ended October 31, 2002

              Notes to Consolidated Financial Statements                                                 F-8

              Exhibits included or incorporated herein:  See Exhibit Index.

      (b) Reports on Form 8-K:

      On September 23, 2002, the Company filed a Current Report on Form 8-K containing the ss.906 Certifications of the Company's CEO and CFO, as required under the Sarbanes-Oxley Act of 2002, to accompany the filing of the Company's Form 10-QSB for the period ended July 31, 2002.

      On October 16, 2002, the Company filed a Current Report on Form 8-K announcing the resignation of the Company's independent auditor, Moffitt & Company, P.C.

      On November 15, 2002, the Company filed a Current Report on Form 8-K announcing the engagement of Farber & Hass, L.L.P. as the Company's new independent auditor.

      On January 27, 2003, the Company filed an amended Current Report on Form 8-K/A relating to the Form 8-K filed on October 16, 2002.

ITEM 14. CONTROLS AND PROCEDURES

      (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

      (b) In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Moneyflow Systems International, Inc.:

We have audited the accompanying consolidated balance sheet of Moneyflow Systems International, Inc. (the "Company") as of October 31, 2002 and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


s/s Farber & Hass, LLP

Oxnard, California
February 5, 2003

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors
Moneyflow Systems International Inc. and Subsidiary

We have audited the accompanying consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows of Moneyflow Systems International Inc. and Subsidiary for the year ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Moneyflow Systems International Inc. and Subsidiary for the year ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America


/S/ MOFFITT & COMPANY, P.C.
SCOTTSDALE, ARIZONA

January 15, 2002

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2002

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                   $    79,332
   Accounts receivable                                              86,738
   G.S.T. refund                                                     2,595
   Inventories                                                     261,560
   Prepaid expenses and other current assets                        15,375
                                                               -----------

     TOTAL CURRENT ASSETS                                                       $445,600

PROPERTY AND EQUIPMENT, NET
   OF ACCUMULATED DEPRECIATION                                                    30,646

OTHER ASSETS
   Rent security deposit                                             1,939
                                                               -----------

     TOTAL OTHER ASSETS                                                            1,939
                                                                                --------

     TOTAL ASSETS                                                               $478,185
                                                                                ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                            $    57,909
   Accrued expenses                                                 17,214
   Accrued professional fees                                        26,526
   Customer deposits                                                 2,769
   Deferred income                                                   4,047
   Canadian tax assessment                                          12,326
   Capital lease payable, current portion                            1,663
                                                               -----------

     TOTAL CURRENT LIABILITIES                                                  $122,454

LONG - TERM LIABILITIES
   Deferred Canadian income tax payable                             14,910
   Capital lease payable, long-term portion                          4,124
                                                               -----------

     TOTAL LONG-TERM LIABILITIES                                                  19,034

STOCKHOLDERS' EQUITY
   Common stock,  par value $.001 per share
     Authorized 50,000,000 shares
     Issued and outstanding  - 18,037,000 shares                    18,037
     Paid in capital in excess of par value of stock             1,203,359
     Accumulated deficit                                          (846,645)
     Accumulated other comprehensive (loss)                        (38,054)
       (Primarily cumulative translation adjustment)
                                                               -----------

     TOTAL STOCKHOLDERS' EQUITY                                                  336,697
                                                                                --------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                     $478,185
                                                                                ========

            See Accompanying Notes and Independent Auditors' Report.

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

                                                        2002              2001
                                                    ------------      ------------
REVENUES
   Sales of machines and terminals                  $    412,272      $    461,282
   Fees                                                  532,506           392,601
   Other revenue                                          18,893            34,769
                                                    ------------      ------------

     TOTAL REVENUES                                      963,671           888,652
                                                    ------------      ------------

COST AND EXPENSES
   Cost of sales                                         396,582           333,202
   Selling, general and administrative expenses          636,522           354,823
                                                    ------------      ------------

     TOTAL COSTS AND EXPENSES                          1,033,104           688,025
                                                    ------------      ------------

INCOME (LOSS) BEFORE CONSULTING FEES                     (69,433)          200,627

CONSULTING FEES, NON-CASH                                666,667           333,333
                                                    ------------      ------------

(LOSS) FROM OPERATIONS                                  (736,100)         (132,706)

OTHER (INCOME) EXPENSE                                        72             6,691
   Interest expense                                         (589)
   Interest income                                         2,340
                                                    ------------      ------------
   Loss on disposal

       TOTAL OTHER EXPENSE, NET                            1,823             6,691
                                                    ------------      ------------

(LOSS) BEFORE CORPORATION
   INCOME TAXES (BENEFIT)                               (737,923)         (139,397)

CORPORATION INCOME TAXES (BENEFIT)                       (37,489)           45,939
                                                    ------------      ------------

     NET (LOSS)                                     $   (700,434)     $   (185,336)
                                                    ============      ============

NET (LOSS) PER COMMON SHARE

   Basic and diluted                                $      (0.04)     $       (.01)
                                                    ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

   Basic and diluted                                  18,037,000        15,011,500
                                                    ============      ============

            See Accompanying Notes and Independent Auditors' Report.

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

                                                                        Paid in
                                                                         Capital                    Accumulated
                                                  Common Stock        in Excess of                      Other           Deferred
                                            ----------------------     Par Value     Accumulated    Comprehensive      Consulting
                                              Shares        Amount      of Stock       Deficit      Income (Loss)      Services
                                            ----------     -------    ------------  ------------   --------------     ------------
BALANCE, NOVEMBER 1, 2000                   14,000,000     $14,000     $  198,146     $  39,125       $ 16,980         $       0

Issuance Of Common Stock For:
   Cash                                         37,000          37          9,213             0                              0 0
   Services                                  4,000,000       4,000        996,000             0              0                 0

Deferred Consulting Services                         0           0              0             0              0          (666,667)

Foreign Currency Translation Adjustment              0           0              0             0        (55,892)                0

Net (Loss) Income For The Year Ended
   October 31, 2001                                  0           0              0      (185,336)             0                 0
                                            ----------     -------     ----------     ---------       --------         ---------

     BALANCE, OCTOBER 31, 2001              18,037,000      18,037      1,203,359      (146,211)       (38,912)         (666,667)

Deferred Consulting Services
   Amortized To Operations                           0           0              0             0              0           666,667

Foreign Currency Translation Adjustment              0           0              0             0            858                 0

Net (Loss) For The Year Ended
   October 31, 2002                                  0           0              0      (700,434)             0                 0
                                            ----------     -------     ----------     ---------       --------         ---------

     BALANCE, OCTOBER 31, 2002              18,037,000     $18,037     $1,203,359     $(846,645)      $(38,054)        $       0
                                            ==========     =======     ==========     =========       ========         =========

            See Accompanying Notes and Independent Auditors' Report.

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

                                                       2002              2001
                                                    ---------         ---------

NET (LOSS)                                          $(700,434)        $(185,336)

OTHER COMPREHENSIVE INCOME (LOSS)

   FOREIGN CURRENCY TRANSLATION
     ADJUSTMENT                                           858           (55,892)
                                                    ---------         ---------

NET COMPREHENSIVE (LOSS)                            $(699,576)        $(241,228)
                                                    =========         =========

            See Accompanying Notes and Independent Auditors' Report.

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

                                                                          2002           2001
                                                                       ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)                                                          $(700,434)     $  (185,336)
   Adjustments to reconcile net (Loss) to net cash
    provided (Used) by operating activities:
     Depreciation                                                         17,207           93,664
     Amortization                                                            153
     Loss on disposal                                                      2,340
     Consulting fees, non cash                                           666,667          333,333
     Provision for doubtful accounts                                      19,252
   Changes in operating assets and liabilities:
     Accounts and other receivables                                        2,954          (76,167)
     Inventories                                                         (70,207)         152,015
     Prepaid expenses and deposits                                        (6,051)         (34,267)
     Accounts payable and accrued expenses                                78,223           (7,028)
     Customer deposits                                                     2,769                0
     Deferred income                                                       4,047                0
     Income taxes                                                        (32,747)          55,739
                                                                       ---------      -----------

       NET CASH PROVIDED (USED) BY
        OPERATING ACTIVITIES                                             (15,827)         331,953
                                                                       ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash in Automated Teller Machines                                      16,474          (16,474)
   Purchases of property and equipment                                   (36,728)         (64,228)
   Proceeds from sale of property and equipment                              255                0
                                                                       ---------      -----------

       NET CASH (USED) BY INVESTING ACTIVITIES                           (19,999)         (80,702)
                                                                       ---------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                      0            9,250
   Repayment of notes payable                                                  0         (156,462)
   Repayment of capital lease payable                                       (138)               0
                                                                       ---------      -----------

       NET CASH (USED) BY FINANCING ACTIVITIES                              (138)        (147,212)
                                                                       ---------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                                        858          (55,892)
                                                                       ---------      -----------

       NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                           $ (35,106)     $    48,147

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             114,438           66,291
                                                                       ---------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 $  79,332      $   114,438
                                                                       =========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
   Cash paid for interest                                              $      72      $     6,820
                                                                       =========      ===========
   Cash paid for taxes                                                 $  29,945      $     3,004
                                                                       =========      ===========

SCHEDULE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES
   Common stock issued for services                                    $       0      $ 1,000,000
                                                                       =========      ===========

   Purchase of property and equipment with capital lease financing     $   8,311      $         0
                                                                       =========      ===========

            See Accompanying Notes and Independent Auditors' Report.

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and History of Company

Moneyflow Systems International Inc. (hereinafter referred to as the Company) was organized on April 25, 2001, under the laws of the State of Nevada. The Company operates as a holding Company for acquisitions of subsidiaries.

Security Bancorp Inc. (hereinafter referred to as SBI) was organized on August 3, 1992, in Alberta, Canada and was inactive until January 5, 1999 when it changed its name to Security Bancorp Inc. and began operations under the trademark name of Ca$h Station.

SBI is headquartered in Calgary, Canada and is in the business to supply, install, maintain and manage Automated Teller Machines (ATM'S) and other Electronic Funds Transfer Devices and to provide transaction processing services for these devices. The machines are placed on the premises of property owners and businesses for the purpose and convenience of dispensing cash and other services to the public.

InterCash POS Systems, LTD. (hereinafter referred to as POS) was organized on April 1, 2002 in Alberta, Canada and sells point of sale terminals and other electronic funds transfer devices.

In December 2001, the Board of Directors of both Companies approved a share exchange agreement whereby the Company issued 14,000,000 shares of common stock for 100% of the stock of SBI. In connection with the legal form of this transaction, SBI became a wholly-owned Subsidiary of the Company. For accounting purposes, the acquisition was treated as a recapitalization of SBI rather than a business combination.

Principles of Consolidation

The consolidated financial statements include the accounts of Moneyflow Systems International Inc. and its wholly-owned subsidiaries, Security Bancorp Inc. and InterCash POS Systems, LTD.

All material inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).

            See Accompanying Notes and Independent Auditors' Report.

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

Property and Equipment

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

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

Revenue from transaction and service fees are earned daily and are electronically transferred to the Company from the processors.

            See Accompanying Notes and Independent Auditors' Report.

Shipping and Handling Costs

The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Advertising

Security Bancorp Inc. and InterCash POS Systems, LTD. expenses all advertising as incurred. For the years ended October 31, 2002 and 2001, the two companies charged to operations $3,719 and $12,556, respectively.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

Concentration of Credit Risk

Financial Instruments

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its temporary cash investments in reputable financial institutions. At October 31, 2002, the Company had approximately $84,000 (Canadian dollars) on deposit with one financial institution. A maximum of $60,000 (Canadian dollars) is insured by Canadian governmental agencies.

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers. The Company normally does not require a deposit to support large customer orders.

            See Accompanying Notes and Independent Auditors' Report.

Purchases

The Company relies primarily on two suppliers for its products. The loss of either supplier could have a material impact of the Company's operation. Purchases for the years ended 2002 and 2001 are as follows:

                                                             2002         2001
                                                             ----         ----

      Supplier A                                           $174,423     $ 30,453
      Supplier B                                            156,103
      Supplier C                                              1,129      171,309
      Supplier D                                                         122,588
                                                           --------     --------

      Total                                                $331,655     $324,350
                                                           ========     ========

Revenues

For the year ended October 31, 2002, the Company had no customers which exceeded 10% of total revenues. For the year ended October 31, 2001, the Company had one customer which accounted for 27% of total revenues.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at October 31, 2002, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Foreign Currency Translation

The financial statements of our Canadian subsidiaries are measured using the Canadian dollar as the functional currency. Assets, liabilities and equity accounts of the companies are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. The financial statements are presented in United States of America dollars.

Recent Accounting Pronouncements

The FASB recently issued the following statements:

      FASB 144 - Accounting for the Impairment or Disposal of Long-Lived Assets

      FASB 145 - Rescission of FASB Statements 4, 44 and 64 and Amendment of
                 FASB 13

      FASB 146 - Accounting for Costs Associated with Exit or Disposal
                 Activities

      FASB 147 - Acquisitions of Certain Financial Institutions

      FASB 148 - Accounting for Stock Based Compensation

These FASB statements did not have a material impact on the Company's financial position and results of operations.

Reclassifications

Certain 2001 amounts have been reclassified to conform with 2002 presentations.

            See Accompanying Notes and Independent Auditors' Report.

NOTE 2 -- ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the allowance for doubtful accounts is as follows:

         Balances, November 1, 2001                              $             0
         Addition to allowance                                            19,252
         Accounts receivable written-off as uncollectible                  8,716
                                                                 ---------------

         Balance, October 31, 2002                               $        10,536
                                                                 ===============

NOTE 3 -- INVENTORIES

Inventories are comprised of the following:

         Automated Teller Machines                               $       110,699
         Point of Sale Terminals                                         145,933
         Parts and supplies                                                4,928
                                                                 ---------------

                                                                 $       261,560

NOTE 4 -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

         Furniture and fixtures                                  $        14,021
         Computer equipment                                               16,788
         Telephone equipment (Capital lease)                               5,852
         Surveillance equipment                                            4,769
                                                                 ---------------
                                                                          41,430
         Less accumulated depreciation                                    10,784
                                                                 ---------------

                  Total property and equipment                   $        30,646
                                                                 ===============

NOTE 5 -- INCOME TAXES

Provision (Benefit)

The provision (benefit) for/or refund of income taxes for the years ended October 31, 2002 and 2001 consist of the following:

                                                    2002                2001
                                                ------------       ------------
         Current
              United States of America          $          0       $          0
              Canadian                               (33,168)            45,939

         Deferred
              United States of America                     0                  0
              Canadian                                (4,321)                 0
                                                -------------      ------------

              Total provision (benefit)         $    (37,489)      $     45,939
                                                =============      ============

Deferred Tax Components

Significant components of the Company's deferred tax assets are as follows at October 31, 2002:

         Net operating loss carryforward                         $      321,000
         Fixed assets                                                   (18,000)
                                                                 --------------

            See Accompanying Notes and Independent Auditors' Report.

                                                                        303,000
         Less valuation allowance                                      (303,000)
                                                                 --------------

              Net deferred tax assets                            $            0
                                                                 ==============

            See Accompanying Notes and Independent Auditors' Report.

The valuation allowance increased approximately $260,000 in the year ended October 31, 2002, representing primarily net taxable loss in 2002. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Net Operating Loss Carryforwards

   United States Corporation Income Taxes

           Year of Loss                             Amount      Expiration Date
         ----------------                       ------------    ----------------
         October 31, 2001                       $    288,000    October 31, 2021
         October 31, 2002                            373,000    October 31, 2022
                                                ------------
                                                $    661,000
                                                ============
   Canadian Income Taxes

           Year of Loss                             Amount       Expiration Date
         ----------------                       ------------    ----------------
         October 31, 2001                       $     30,000    October 31, 2008
         October 31, 2002                            222,000    October 31, 2009
                                                ------------
                                                $    252,000
                                                ============

NOTE 6 -- CAPITAL LEASE PAYABLE

On October 4, 2002, SBI leased its telephone equipment on a capital lease. The lease required 60 monthly payments of $217 (Canadian dollars) plus one buy-out payment of $1,017 (Canadian dollars). Interest rate accrues at 14.76%.

Future minimum lease payments on the lease are as follows:

         October 31, 2003                                        $         1,663
         October 31, 2004                                                  1,663
         October 31, 2005                                                  1,663
         October 31, 2006                                                  1,663
         October 31, 2007                                                  1,521
                                                                 ---------------
                                                                           8,173
         Less amount representing interest                                 2,386
                                                                 ---------------

         Present value of future minimum lease payments                    5,787

         Less current portion                                              1,663
                                                                 ---------------

         Long-term portion                                       $         4,124
                                                                 ===============

NOTE 7 -- CONSULTING AGREEMENTS

On July 2001, the Company entered into two twelve month consulting agreements. The Company agreed to issue 4,000,000 of its common stock, in lieu of a cash payment, as payment for the services valued at $1,000,000. Consulting services are being expensed over a twelve month period.

            See Accompanying Notes and Independent Auditors' Report.

NOTE 8 -- BUSINESS SEGMENTS

FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. The Company has three reportable segments: Automated Teller Machines, Point of Sale Terminals and General Corporation Administration. Management evaluates performance based upon the operating earnings after income taxes. All assets and sales are in Canada.

Summarized financial information concerning the Company's reportable segments is shown on the following table:

                                           Automated           Point of            General
                                            Teller                Sale           Corporation
                                            Machines           Terminals        Administration             Total
                                          -----------          ----------       ---------------         -----------
2002

Net revenues to external customers        $   767,086          $  196,585         $         0           $   963,671
Operating earnings (loss)                    (454,875)           (273,490)             (7,735)             (736,100)
Total assets                                  246,288             225,711               6,186               478,185
Depreciation                                   11,988               5,372                   0                17,360
Capital expenditures                           31,959               4,769                   0                36,728

2001

Net revenues to external customers        $   858,503          $   30,149         $         0           $   888,652
Operating earnings (loss)                    (112,745)              3,464             (23,425)             (132,706)
Total assets                                  346,531              47,964              61,851               456,346
Depreciation and amortization                  93,514                 150                   0                93,664
Capital expenditures                           64,228                   0                   0                64,228

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

Lease

On March 15, 2002, SBI leased its office facilities for a five year period that began on May 1, 2002. The lease requires monthly rentals of approximately $1,195 ($1,873 Canadian dollars) plus taxes and operating cost, with rent increasing yearly by $.50 per square footage of gross leaseable area.

Future minimum lease payments excluding taxes and expenses are as follows:

         October 31, 2003                                           $    14,949
         October 31, 2004                                                16,145
         October 31, 2005                                                17,340
         October 31, 2006                                                18,535
         October 31, 2007                                                 9,566
                                                                    -----------

                                                                    $    76,535
                                                                    ===========

Rent expense including rental costs and taxes for the years ended October 31, 2002 and 2001 was $13,232 and $9,688, respectively.

G.S.T.

The Company's G.S.T. tax returns were audited by the Canadian government. The Company is protesting the assessment, is making periodic payments on the assessment, and estimates the balance due at October 31, 2002 is $12,326.

            See Accompanying Notes and Independent Auditors' Report.

NOTE 10 -- 4TH QUARTER INTERIM RESULTS OF OPERATIONS (UNAUDITED)

            Revenues                                      $     325,613
            Costs and expenses                                  306,033
                                                          -------------
            Income from operations                        $      19,580
                                                          =============

NOTE 11 SUBSEQUENT EVENT (UNAUDITED)

In January 2003, the Company entered into an agreement with 1st SB Partners Ltd. to assist the Company with financial consulting and a private placement of the Company's common stock. The Company is committed to issue 750,000 shares of its common stock to 1st SB Partners Ltd. upon receipt of the first level of funding attained (as defined). In addition, the Company is required to pay a fee of 10% of the capital raised in the private placement. The Company is initially planning to raise approximately $2.0 million.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MONEYFLOW SYSTEMS INTERNATIONAL, INC.,
                           a Nevada corporation


                           By: /s/ HAROLD F. SCHULTZ
                               -------------------------------------------------
                               Harold F. Schultz
                               Chairman of the Board, President, Chief Financial Officer and Chief Executive Officer

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harold F. Schultz, his/her attorney-in-fact, with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                                  Title                               Date
          ---------                                  -----                               ----
/s/ HAROLD F. SCHULTZ                  Chairman of the Board, President,           February 12, 2003
-------------------------------        Chief Financial Officer and Chief
Harold F. Schultz                      Executive Officer


/s/ DALE TINGLEY                       Director                                    February 12, 2003
-------------------------------
Dale Tingley


/s/ RICHARD JAMES SCOTT                Vice President - Corporate Sales            February 12, 2003
-------------------------------        Development and Director
Richard James Scott

                                  CERTIFICATION

I, Harold F. Schultz , Chief Executive Officer and Chief Financial Officer, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Moneyflow Systems International, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003


                             By: /s/ HAROLD F. SCHULTZ
                             ---------------------------------------------------
                             Harold F. Schultz
                             Chief Executive Officer and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.   Description

2.1(1) Acquisition Agreement dated as of July 15, 2001 between Moneyflow Systems International Inc. and Security Bancorp Inc.

3.1(1)        Articles of Incorporation

3.2(1)        Bylaws

4.2(1)        2001 Stock Option Plan dated November 1, 2001

10.1(3) Connection Services Agreement dated December 20, 2001 with TCS Canada, Ltd.

10.2(3) Agreement for Credit Card Processing Services dated November 15, 2001 with TCS Canada, Ltd.

10.5(3) Letter Agreement dated July 26, 2001 with Hypercom Canada, Ltd., as amended and assumed by Letter Agreement dated February 7, 2003 with Rycom, Inc.

10.8(2) Lockup Agreement dated December 2001, between Moneyflow Systems International Inc. and John F. Kearney

10.9(5)       Letter Agreement dated January 17, 2003 with 1st SB Partners Ltd.

16.1(4)       Letter on Change in Certifying Accountant

21.1(5)       Subsidiaries of the Company.

24.1 Power of Attorney (see signature page of this Annual Report on Form 10-KSB).

99.1(5)       ss.906 Certification of CEO and CFO

----------

(1). Incorporated by reference from the Company's Form SB-2, filed with the SEC on December 11, 2001.

(2). Incorporated by reference from the Company's Form SB-2/A, filed with the SEC on May 7, 2002.

(3). Incorporated by reference from the Company's Form SB-2/A, filed with the SEC on June 11, 2002.

(4). Incorporated by reference form the Company's Form 8-K/A, filed with the SEC on January 27, 2003.

(5).  Filed herewith.