Form 10QSB
period 2003-01-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2003-03-17
CIK 1159464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      Quarterly Report of Small Business Issuers under Section 13 or 15(d)
        of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2003

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

    Suite N, 7003 - Fifth Street SE
        Calgary, Alberta, Canada                              T2H 2G2
(Address of principal executive offices)                     (Zip Code)

         Issuer's telephone number, including area code: (403) 319-0236

      The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

 Number of shares outstanding of each of the issuer's classes of common equity:

            Class                            Outstanding as of February 11, 2003
Common stock, $0.001 par value                            18,037,000

      The issuer is not using the Transitional Small Business Disclosure format.

                      MONEYFLOW SYSTEMS INTERNATIONAL INC.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I     FINANCIAL INFORMATION............................................   3

Item 1.    Consolidated Financial Statements................................   3

Consolidated Unaudited Balance Sheet........................................   4

Consolidated Unaudited Statement of Income/Operations.......................   6

Consolidated Unaudited Statements of Cash Flows.............................  10

Item 2.    Management's Discussion and Analysis of Financial Condition
and Results of Operations  .................................................  18

Item 3.    Controls and Procedures..........................................  23

PART II    OTHER INFORMATION................................................  23

Item 6.    Exhibits and Reports on Form 8-K.................................  23

SIGNATURES.................................................................   24

CERTIFICATIONS..............................................................  24

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2003 AND 2002

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                            $ 55,042
       Accounts receivable, net of allowance of $18,188       93,037
       Inventories                                           274,999
       Prepaid expenses and other current assets              17,420
                                                            --------

              TOTAL CURRENT ASSETS                                      $440,498

PROPERTY AND EQUIPMENT, NET
   OF ACCUMULATED DEPRECIATION                                            33,726

OTHER ASSETS
       Rent security deposit                                               1,987
                                                                        --------

           TOTAL ASSETS                                                 $476,211
                                                                        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable and accrued expenses                   $   113,972
       G.S.T. payable                                                  667
       Customer deposits                                            13,075
       Deferred income                                               6,670
       G.S.T. assessment                                             4,880
       Canadian income taxes payable                                48,590
       Capital lease payable, current portion                        1,703
                                                               -----------

              TOTAL CURRENT LIABILITIES                                        $   189,557

LONG - TERM LIABILITIES
       Capital lease payable, long-term portion                      4,088
                                                               -----------

              TOTAL LONG-TERM LIABILITIES                                            4,088

STOCKHOLDERS' EQUITY
       Common stock,  par value $.001 per share
          Authorized 50,000,000 shares
          Issued and outstanding  - 18,037,000 shares               18,037
          Paid in capital in excess of par value of stock        1,203,359
          Accumulated deficit                                     (906,039)
          Accumulated other comprehensive (loss)
          (Primarily cumulative translation adjustment)            (32,791)
                                                               -----------

              TOTAL STOCKHOLDERS' EQUITY                                           282,566
                                                                               -----------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                                          $   476,211
                                                                               ===========

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
                                   (UNAUDITED)

                                                          2003          2002
                                                      -----------   -----------

REVENUES
       Sales of machines and terminals                $   120,412   $   104,808
       Fees                                               144,171       107,575
       Other revenue                                        2,515         4,847
                                                      -----------   -----------

        TOTAL REVENUES                                    267,098       217,230
                                                      -----------   -----------

COST AND EXPENSES
       Cost of sales                                      114,252        96,439
       Selling, general and administrative expenses       165,624       115,111
                                                      -----------   -----------

        TOTAL COSTS AND EXPENSES                          279,876       211,550
                                                      -----------   -----------

INCOME (LOSS) BEFORE CONSULTING FEES                      (12,778)        5,680

CONSULTING FEES, NON-CASH                                       0       249,999
                                                      -----------   -----------

(LOSS) FROM OPERATIONS                                    (12,778)     (244,319)
                                                      -----------   -----------

OTHER INCOME (EXPENSE)
        Interest expense                                     (257)            0
        Interest income                                        11             0
                                                      -----------   -----------

        TOTAL OTHER (EXPENSE), NET                           (246)            0
                                                      -----------   -----------

(LOSS) BEFORE CORPORATION
    INCOME TAXES (BENEFIT)                                (13,024)     (244,319)

CORPORATION INCOME TAXES (BENEFIT)                              0         9,319
                                                      -----------   -----------

        NET (LOSS)                                    $   (13,024)  $  (253,638)
                                                      ===========   ===========


NET (LOSS) PER COMMON SHARE

       Basic and diluted                              $      (0.0)  $      (.01)
                                                      ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted                               18,037,000    18,037,000
                                                      ===========   ===========

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2003
                                   (UNAUDITED)

                                                         Common Stock
                                                  --------------------------
                                                    Shares           Amount
                                                  ----------      ----------

BALANCE, NOVEMBER 1, 2002                         18,037,000      $   18,037
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                    0               0

NET (LOSS) FOR THE THREE MONTHS ENDED
   JANUARY 31, 2003                                        0               0
                                                  ----------      ----------

BALANCE, JANUARY 31, 2003                         18,037,000      $   18,037
                                                  ==========      ==========

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2003
                                   (UNAUDITED)

                                          Paid in
                                          Capital                   Accumulated
                                        in Excess of                   Other
                                          Par Value   Accumulated  Comprehensive
                                          of Stock      Deficit    Income (Loss)
                                        ------------  -----------  -------------

BALANCE, NOVEMBER 1, 2002                $1,203,359   $ (893,015)   $  (38,282)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
                                                  0            0         5,491
NET (LOSS) FOR THE THREE MONTHS ENDED
   JANUARY 31, 2003                               0      (13,024)            0
                                         ----------   ----------    ----------

BALANCE, JANUARY 31, 2003                $1,203,359   $ (906,039)   $  (32,791)
                                         ==========   ==========    ==========

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
              FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
                                   (UNAUDITED)

                                                     2003             2002
                                                  ---------        ---------

NET (LOSS)                                        $ (13,024)       $(253,638)

OTHER COMPREHENSIVE INCOME (LOSS)

     FOREIGN CURRENCY TRANSLATION
        ADJUSTMENT                                    5,491           (2,067)
                                                  ---------        ---------

NET COMPREHENSIVE (LOSS)                          $  (7,533)       $(255,705)
                                                  =========        =========

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                2003         2002
                                                             ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss)                                               $ (13,024)   $(253,638)
    Adjustments to reconcile net (Loss)
      to net cash provided (Used) by operating activities:
        Depreciation                                             6,272        4,702
        Consulting fees, non cash                                    0      240,000
        Provision for doubtful accounts                          7,652            0
    Deferred tax asset/liability                                     0         (131)
    Changes in operating assets and liabilities:
        Accounts receivable                                    (11,356)      55,081
        Inventories                                            (17,839)     (19,472)
        Prepaid expenses and deposits                           (2,093)      14,492
        Accounts payable and accrued expenses                   17,552       76,487
        Customer deposits                                       10,306            0
        Deferred income                                          2,623            0
        Corporation income taxes                               (17,472)       9,113
        G.S.T. assessment                                       (7,446)      (2,726)
                                                             ---------    ---------

           NET CASH PROVIDED (USED) BY
              OPERATING ACTIVITIES                             (24,825)     123,908
                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash in Automated Teller Machines                                0      (26,958)
    Purchases of property and equipment                         (4,952)      (2,166)
                                                             ---------    ---------

           NET CASH (USED) BY
              INVESTING ACTIVITIES                              (4,952)     (29,124)
                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of capital lease payable                              (4)           0
                                                             ---------    ---------

           NET CASH (USED) BY
              FINANCING ACTIVITIES                                  (4)           0
                                                             ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND CASH EQUIVALENTS                                  5,491       (2,067)
                                                             ---------    ---------

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
                                   (UNAUDITED)

                                                        2003           2002
                                                      --------       --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               $(24,290)      $ 92,717

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                            79,332        114,438
                                                      --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 55,042       $207,155
                                                      ========       ========


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid for interest                         $    274       $      0
                                                      ========       ========

       Cash paid for taxes                            $ 19,235       $      0
                                                      ========       ========


SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES

       Consulting services                            $      0       $249,999
                                                      ========       ========

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Presentation

      The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three-months ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ended October 31, 2003. Accordingly, your attention is directed to footnote disclosures found in the October 31, 2002 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

      InterCash POS Systems, LTD. (hereinafter referred to as POS) was organized on April 1, 2002 in Alberta, Canada and sells point of sale terminals, surveillance systems and other electronic funds transfer devices.

      Principles of Consolidation

      The consolidated financial statements include the accounts of Moneyflow Systems International Inc. and its wholly-owned subsidiaries, Security Bancorp Inc. and InterCash POS Systems, LTD.

      All material inter-company accounts and transactions have been eliminated.

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Security Bancorp Inc. depreciates its property and equipment as follows:

         Financial statement reporting - straight line method as follows:

                 Furniture and fixtures                  10 years
                 Computer equipment                       5 years
                 Telephone equipment                      5 years

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

      Advertising

      Security Bancorp Inc. and InterCash POS Systems, LTD, expenses all advertising as incurred. Advertising expenses for the three months ended January 31, 2003 and 2002 was $1,519 and $124, respectively.

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Income Taxes

      Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, "Accounting for Income Taxes". As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

      Accounting Estimates

      Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

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

      Purchases

      The Company relies primarily on four suppliers for its products.

      Revenues

      For the three months ended January 31, 2003, the Company had one customer which accounted for 15% of total revenues.

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Foreign Currency Translation

      The financial statements of SBI and POS are measured using the Canadian dollar as the functional currency. Assets, liabilities and equity accounts of SBI and POS are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency transaction losses in the amount of $82 are included in consolidated operations. The financial statements are presented in United States of America dollars.

      Recent Accounting Pronouncements

      The FASB recently issued the following statements:

           FASB 144  -  Accounting for the impairment or disposal of long-lived assets
           FASB 145  -  Rescission of FASB statements 4, 44 and 64 and amendment of FASB 13
           FASB 146  -  Accounting for costs associated with exit or disposal activities
           FASB 147  -  Acquisitions of certain financial institutions
           FASB 148  -  Accounting for stock based compensation

      These FASB statements did not have a material impact on the Company's financial position and results of operations.

NOTE 2 INVENTORIES

      Inventories are comprised of the following:

           Automated Teller Machines                             $ 121,913
           Point of Sale Terminals                                 135,377
           Surveillance Equipment                                    2,069
           Parts and supplies                                       15,640
                                                                 ---------

               Total inventory                                   $ 274,999
                                                                 =========

NOTE 3 PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

           Furniture and fixtures                                $  16,455
           Computer equipment                                       18,922
           Telephone equipment (Capital lease)                       6,420
           Surveillance equipment                                    4,887
                                                                 ---------
                                                                    46,684
           Less accumulated depreciation                            12,958
                                                                 ---------

                Total property and equipment                     $  33,726
                                                                 =========

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)

NOTE 4 BUSINESS SEGMENTS

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

      Summarized financial information concerning the Company's reportable segments is shown on the following table:

                                 Automated      Point of       General
                                   Teller         Sale       Corporation
                                  Machines      Terminals   Administration     Total
                                 ----------     ---------   --------------     -----
2003

Net revenues to
  external customers             $  195,467    $   71,631    $        0     $  267,098
Operating earnings (loss)           (29,060)       18,717        (2,435)       (12,778)
Total assets                        240,436       226,157         9,618        476,211
Depreciation and amortization         3,897         2,375             0          6,272
Capital expenditures                  4,528           424             0          4,952

2002

Net revenues to
  external customers             $  195,189    $   21,852    $      189     $  217,230
Operating earnings (loss)          (201,455)      (21,882)      (20,982)      (244,319)
Total assets                        394,727        86,119        69,205        550,051
Depreciation and amortization         3,796           906             0          4,702
Capital expenditures                  2,166             0             0          2,166

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (UNAUDITED)



NOTE 5 COMMITMENTS AND CONTINGENCIES

      Lease

      On March 15, 2002, SBI leased its office facilities for a five year period that began on May 1, 2002. The lease requires monthly rentals of approximately $1,195 ($1,873 Canadian dollars) plus taxes and operating cost, with rent increasing yearly by $.50 per square footage of gross leaseable area.

      Future minimum lease payments excluding taxes and expenses are as follows:

               January 31, 2004                       $ 15,116
               January 31, 2005                         16,304
               January 31, 2006                         17,496
               January 31, 2007                         18,684
               January 31, 2008                          6,360
                                                      --------
                                                      $ 73,960
                                                      ========

      Rent expense including rental costs and taxes for the periods ended January 31, 2003 and 2002 was $3,607 and $2,344, respectively.

      Taxes

      The Company's G.S.T tax returns were audited by the Canadian government. The Company is protesting the assessment, is making periodic payments on the assessment, and estimates the balance due at January 31, 2003 is $4,880.

      The Company has been contacted regarding potential sales tax due to a certain province. As of the date of these financial statements, no amounts have been assessed, accordingly, no amounts have been accrued as of January 31, 2003.

      Contingent Future Issuance of Common Stock

      In January 2003, the Company entered into an agreement with 1st SB Partners Ltd. to assist the Company with financial consulting and a private placement of the Company's common stock. The Company is committed to issue 750,000 shares of its common stock to 1st SB Partners Ltd. upon receipt of the first level of funding attained (as defined). In addition, the Company is required to pay a fee of 10% of the capital raised in the private placement. The Company is initially planning to raise approximately $2,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

      Through its operating subsidiary, Security Bancorp, Inc. ("SBI"), Moneyflow is in the business to supply, install, maintain and manage Automated Teller Machines (ATM'S), Point of Sale Terminals ("POS") and other Electronic Funds Transfer Devices and to provide transaction processing services for these devices. The machines are placed on the premises of property owners and businesses for the purpose and convenience of dispensing cash and other services to the public. SBI currently operates over 210 ATM terminals and over 225 POS terminals in five Canadian provinces and employs 30 independent distributors. Its terminals accept Visa, Mastercard, Interac, Maestro, Cirrus, Circuit and American Express (Canada). Presently, the Company only has locations in Canada.

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

Selected Financial Information.

                                                  Three Month Period Ended
                                                  ------------------------
                                                  1/31/2003      1/31/2002
                                                  ---------      ---------
                                                 (Unaudited)    (Unaudited)
Statement of Operations Data
      Total revenue                               $ 267,098      $ 217,230
      Operating income (loss)                     $ (12,778)     $(244,319)
      Net earnings (loss) after tax               $ (13,024)     $(253,638)
      Net earnings (loss) per share               $    0.00      $    (.01)

                                                  1/31/2003      1/31/2002
                                                  ---------      ---------
Balance Sheet Data
      Total assets                                $ 476,211      $ 533,383
      Total liabilities                           $ 193,645      $ 169,483
      Stockholders' equity (deficit)              $ 282,566      $ 363,900

Results of Operations.

Three month period ended January 31, 2003, compared to three month period ended January 31, 2002.

      Revenues. Revenues increased by approximately 23% to $267,098 for the three month period ended January 31, 2003 from $217,230 for the three month period ended January 31, 2002. This increase was the result of greater fees collected as more ATMs were in service than the prior year.

      Cost of Sales. The cost of sales remained relatively comparable at 95% of sales in 2003 versus 92% in 2002. The Company's margins are normally minor on sales of machines as the majority of its profits are derived from the associated fees.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses significantly increased approximately 30% to $165,624 in the three months ended January 31, 2003 from $115,111 for the three months ended January 31, 2002. The increase was due to Moneyflow's increased operations and the costs of legal and accounting expenses in connection with the preparation and filing of the Company's SEC reports and the Sarbanes-Oxley Act requirements.

      Net Loss. Moneyflow had a net loss of $13,024 for the three months ended January 31, 2003, compared to a net loss of $253,638 for the three months ended January 31, 2002. In July 2001, the Company entered into two twelve month consulting agreements. The Company agreed to issue 4,000,000 of its common stock, in lieu of a cash payment, as payment for the services valued at $1,000,000. Consulting services are being expensed over a twelve month period. The significant net loss for the three-month period ended January 31, 2002 was the result of the expense of consulting services.

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

      Net cash used by operating activities was $24,825 for the three months ended January 31, 2003 compared to cash provided of $123,908.The increased cash flows in 2002 resulted primarily from the increased collections of accounts receivable in the first quarter combined with the delay in the payment of payables. Delays in collections of receivables in the first quarter of 2003 are due to extended terms provided on the sales of machines. The Company does not expect to incur a significant increase in bad debts as a result of extending these terms. In addition, the Company was able to stay more current on its payables in the period ended 2003.

      Net cash used by investing activities decreased to $4,952 for the three months ended January 31, 2003 from a use of $29,124 for the three months ended January 31, 2002. This is attributable to approximately $27,000 cash deposited in ATM machines in 2002.

      Moneyflow did not have any financing activities for the three months ended January 31, 2003, which resulted in no net cash being generated by financing activities.

      In January 2003, the Company entered into an agreement with 1st SB Partners Ltd. to assist the Company with financial consulting and a private placement of the Company's common stock. The Company is committed to issue 750,000 shares of its common stock to 1st SB Partners Ltd. upon receipt of the first level of funding attained (as defined). In addition, the Company is required to pay a fee of 10% of the capital raised in the private placement. The Company desires to raise approximately $2,000,000 but can provide no assurance that any capital will be raised.

      As of January 31, 2003, Moneyflow had working capital of $250,941, consisting of current assets of $440,498 and current liabilities of $189,557. Moneyflow had working capital of $323,146 at October 31, 2002 consisting of current assets of $445,600 and current liabilities of $122,454. Moneyflow believes that its working capital is sufficient to fund its present operations.

CONCENTRATION OF CREDIT RISK

      Moneyflow's financial instruments that are exposed to concentrations of credit risk consist of cash, which includes checking accounts placed with federally insured financial institutions. Such accounts may at times exceed federally insured limits. Moneyflow has not experienced any losses on such accounts.

      Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers

IMPACT OF INFLATION

      Inflation has historically not had a material effect on Moneyflow's operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain written statements in this Form 10-QSB, including the documents that we incorporate by reference, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to qualify for the safe harbor thereunder. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe", "anticipate", "expect", "estimate", "project", "will be", "will continue", "will result", or words or phrases of similar meaning. Descriptions of goals, future plans and objectives are also forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on them. The forward-looking statements included herein are only made as of the date of this Form 10-QSB and we undertake no obligation to publicly update them to reflect subsequent events or circumstances. We detail the risks and uncertainties from time to time in reports we file with the Securities and Exchange Commission, including most recently on Form 10-KSB for the year ended October 31, 2002, and include, among others, those described below in "Risk Factors".

Risk Factors

Management may not run the company in a profitable manner in the future and you may lose your entire investment.

Operating an American public company involves substantial costs to comply with reporting obligations under federal securities laws. These reporting obligations have already increased our operating costs and adversely affected our profits. We may not reach sufficient revenues to justify our public reporting status.

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

We depend on the revenues generated by our wholly-owned subsidiaries, Security Bancorp Inc. and Intercash POS Systems, Ltd. Should they fail to continue producing revenues to fund our operations, we would have to seek alternative methods of financing such as selling our stock or borrowing money.

The funds used to finance our operations come from our wholly owned subsidiaries, Security Bancorp and Intercash POS Systems. If their operations decline or if their profitability decreases, the funds we have to work with will be seriously compromised. We would then have to seek to sell shares of our stock or borrow money from either financial institutions or private lenders. The terms and conditions of any stock sales or borrowings may not be available on terms and conditions that are favorable to us, or may not be available to us at all.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            Exhibit 99.1 CEO & CFO Certifications under ss.906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K:

            Form 8-K filed November 15, 2002 changing Registrant's certifying accountant.

            Form 8-K/A filed January 27, 2003 amending Form 8-K filed October 16, 2002, changing (resignation) of Registrant's certifying accountant.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2003

                                           MONEYFLOW SYSTEMS INTERNATIONAL INC.,
                                           a Nevada corporation


                                           By: /s/ Harold F. Schultz
                                           -------------------------------------
                                           Harold F. Schultz, President, CEO,
                                           Director, Chairman of the Board, CFO
                                           and Chief Accounting Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 17, 2003

/s/ Harold F. Schultz
-----------------------------
Harold F. Schultz
Chief Executive Officer
(Principal Executive Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 17, 2003

/s/ Harold F. Schultz
-----------------------------
Harold F. Schultz
Chief Financial Officer
(Principal Financial Officer)