Form 10QSB
period 2003-04-30
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2003-06-16
CIK 1159464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, d.c. 20549

                                   FORM 10-QSB

  Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2003

                            Commission File No. 74928

                      MONEYFLOW SYSTEMS INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                     Nevada                                      52-2325923
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                               Identification No.)

        Suite N, 7003 - Fifth Street SE                            T2H 2G2
            Calgary, Alberta, Canada                             (Zip Code)
    (Address of principal executive offices)

         Issuer's telephone number, including area code: (403) 319-0236

      The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

--------------------------------------------------------------------------------
Number of shares outstanding of each of the issuer's classes of common equity:

            Class                                Outstanding as of June 13, 2003
            -----                                -------------------------------
Common stock, $0.001 par value                              18,037,000
--------------------------------------------------------------------------------

      The issuer is not using the Transitional Small Business Disclosure format.

                      MONEYFLOW SYSTEMS INTERNATIONAL INC.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION .............................................    3

Item 1. Consolidated Financial Statements .................................    3

Consolidated Unaudited Balance Sheet ......................................    3

Consolidated Unaudited Statements of Operations ...........................    5

Consolidated Unaudited Statement of Stockholders' Equity ..................    6

Consolidated Unaudited Statements of Comprehensive (Loss) .................    7

Consolidated Unaudited Statements of Cash Flows ...........................    8

Notes to Consolidated Financial Statements ................................   10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .........................................   17

Item 3. Controls and Procedures ...........................................   23

PART II OTHER INFORMATION .................................................   23

Item 6. Exhibits and Reports on Form 8-K ..................................   23

SIGNATURES ................................................................   24

CERTIFICATIONS ............................................................   25

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                             $ 64,635
       Accounts receivable, net of allowance for
          doubtful accounts of $10,533                        113,281
       G.S.T. refund                                            1,177
       Inventories                                            229,531
       Prepaid expenses and other current assets               16,262
                                                             --------

            TOTAL CURRENT ASSETS                                        $424,886

PROPERTY AND EQUIPMENT, NET
   OF ACCUMULATED DEPRECIATION                                            33,271

OTHER ASSETS
       Rent security deposit                                               1,987
                                                                        --------

            TOTAL ASSETS                                                $460,144
                                                                        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable and accrued expenses                        $    45,101
       Customer deposits                                                  3,188
       Deferred income                                                    6,050
       P.S.T. payable                                                       763
       G.S.T. assessment                                                  1,725
       Canadian income taxes payable                                     34,361
       Note payable, stockholder                                         27,053
       Capital lease payable, current portion                               996
                                                                    -----------

              TOTAL CURRENT LIABILITIES                                                 $   119,237

LONG - TERM LIABILITIES
       Capital lease payable, long-term portion                           4,910
                                                                    -----------

              TOTAL LONG-TERM LIABILITIES                                                     4,910

STOCKHOLDERS' EQUITY
       Common stock,  par value $.001 per share
          Authorized 50,000,000 shares
          Issued and outstanding  - 18,037,000 shares                    18,037
          Paid in capital in excess of par value of stock             1,203,359
          Accumulated deficit                                          (868,379)
          Accumulated other comprehensive (loss)
           (Primarily cumulative translation adjustment)                (17,020)
                                                                    -----------

              TOTAL STOCKHOLDERS' EQUITY                                                    335,997
                                                                                        -----------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                                                   $   460,144
                                                                                        ===========

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                Three Months                        Six Months
                                                               Ended April 30                     Ended April 30
                                                       -----------------------------     -----------------------------
                                                           2003             2002             2003             2002
                                                       ------------     ------------     ------------     ------------
REVENUES
       Sales of machines and terminals                 $    186,778     $     58,217     $    307,190     $    163,025
       Fees                                                 153,127          139,097          297,298          246,672
       Other revenue                                         13,120            3,452           15,635            8,299
                                                       ------------     ------------     ------------     ------------

TOTAL REVENUES                                              353,025          200,766          620,123          417,996
                                                       ------------     ------------     ------------     ------------

COST AND EXPENSES
       Cost of sales                                        131,754           49,099          246,006          145,538
       Selling, general and administrative expenses         182,751          197,243          348,375          312,353
                                                       ------------     ------------     ------------     ------------

TOTAL COSTS AND EXPENSES                                    314,505          246,342          594,381          457,891
                                                       ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE CONSULTING FEES                         38,520          (45,576)          25,742          (39,895)

CONSULTING FEES, NON-CASH                                         0          250,000                0          500,000
                                                       ------------     ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS                                38,520         (295,576)          25,742         (539,895)
                                                       ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
         Interest expense                                      (864)               0           (1,121)               0
         Interest income                                          4                0               15                0
                                                       ------------     ------------     ------------     ------------

         TOTAL OTHER (EXPENSE), NET                            (860)               0           (1,106)               0
                                                       ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE CORPORATION
    INCOME TAXES (BENEFIT)                                   37,660         (295,576)          24,636         (539,895)

CORPORATION INCOME TAXES (BENEFIT)                                0          (57,756)               0          (48,437)
                                                       ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                      $     37,660     $   (237,820)    $     24,636     $   (491,458)
                                                       ============     ============     ============     ============

NET INCOME (LOSS) PER COMMON SHARE

      Basic and diluted                                $        .00     $       (.01)    $        .00     $       (.03)
                                                       ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

       Basic and diluted                                 18,037,000       18,037,000       18,037,000       18,037,000
                                                       ============     ============     ============     ============

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED APRIL 30, 2003
                                   (UNAUDITED)

                                                           Paid in
                                                           Capital                   Accumulated
                                     Common Stock        in Excess of                   Other
                                 ---------------------     Par Value   Accumulated  Comprehensive
                                   Shares       Amount     of Stock      Deficit    Income (Loss)
                                 ----------    -------   ------------  -----------  -------------
BALANCE, NOVEMBER 1, 2002        18,037,000    $18,037    $1,203,359    $(893,015)    $(38,282)

FOREIGN CURRENCY
  TRANSLATION ADJUSTMENT                  0          0             0            0       21,262

NET INCOME FOR THE SIX
  MONTHS ENDED APRIL 30, 2003             0          0             0       24,636            0
                                 ----------    -------    ----------    ---------     --------

BALANCE, APRIL 30, 2003          18,037,000    $18,037    $1,203,359    $(868,379)    $(17,020)
                                 ==========    =======    ==========    =========     ========

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
           FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2003 AND 2002
                                   (UNAUDITED)

                                      Three Months              Six Months
                                     Ended April 30           Ended April 30
                                  --------------------     --------------------
                                   2003         2002        2003         2002
                                  -------    ---------     -------    ---------
NET INCOME (LOSS)                 $37,660    $(237,820)    $24,636    $(491,458)

OTHER COMPREHENSIVE INCOME

  FOREIGN CURRENCY TRANSLATION
    ADJUSTMENT                     15,771        4,086      21,262        2,019
                                  -------    ---------     -------    ---------

NET COMPREHENSIVE INCOME (LOSS)   $53,431    $(233,734)    $45,898    $(489,439)
                                  =======    =========     =======    =========

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002
                                   (UNAUDITED)

                                                          2003          2002
                                                        --------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                $ 24,636     $(491,458)
       Adjustments to reconcile net (loss)
         to net cash (used) by operating activities:
            Depreciation                                  12,078         5,845
            Consulting fees, non cash                          0       500,000
           Provision for doubtful accounts                    (3)
       Deferred tax asset/liability                            0        (4,967)
       Changes in operating assets and liabilities:
           Accounts receivable                           (26,540)       63,507
           G.S.T. refund                                   1,418             0
           Inventories                                    23,485       (74,480)
           Prepaid expenses and deposits                    (935)        3,776
           Accounts payable and accrued expenses         (51,994)       18,171
           Customer deposits                                 419             0
           Deferred income                                 2,003             0
           Corporation income taxes                      (31,701)      (43,798)
           P.S.T. payable                                    763             0
           G.S.T. assessment                             (10,601)         (366)
                                                        --------     ---------

              NET CASH (USED) BY
                 OPERATING ACTIVITIES                    (56,972)      (23,770)
                                                        --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash in Automated Teller Machines                       0         2,827
       Purchases of property and equipment                (6,159)       (7,195)
                                                        --------     ---------

              NET CASH (USED) BY
                 INVESTING ACTIVITIES                     (6,159)       (4,368)
                                                        --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of capital lease payable                    119             0
       Proceeds from note payable                         32,158             0
       Repayment of note payable                          (5,105)            0
                                                        --------     ---------

            NET CASH PROVIDED BY
                FINANCING ACTIVITIES                      27,172             0
                                                        --------     ---------

EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND CASH EQUIVALENTS                           21,262         2,019
                                                        --------     ---------

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002
                                   (UNAUDITED)

                                                         2003            2002
                                                       --------       ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                $(14,697)      $ (26,119)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                             79,332         114,438

CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 64,635       $  88,319
                                                       ========       =========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid for interest                          $  1,121       $       0
                                                       ========       =========

       Cash paid for taxes                             $ 34,361       $       0
                                                       ========       =========

SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES

       Consulting services                             $      0       $ 500,000
                                                       ========       =========

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Presentation

      The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the six-months ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ended October 31, 2003. Accordingly, your attention is directed to footnote disclosures found in the October 31, 2002 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

      Nature of Business and History of Company

      Moneyflow Systems International Inc. (hereinafter referred to as the Company) was organized on April 25, 2001, under the laws of the State of Nevada. The Company operates as a holding Company for acquisitions of subsidiaries.

      Security Bancorp Inc. (hereinafter referred to as SBI) was organized on August 3, 1992, in Alberta, Canada and was inactive until January 5, 1999 when it changed its name to Security Bancorp Inc. and began operations under the registered trademark name of CA$H STATION(R).

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

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (UNAUDITED)

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

            Surveillance equipment, parts, supplies and counterfeit detectors - first-in, first-out method.

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

      The Companies depreciate the property and equipment as follows:

      Financial statement reporting - straight line method as follows:

            Furniture and fixtures                                  10 years
            Computer equipment                                       5 years
            Telephone equipment                                      5 years
            Surveillance equipment                                   5 years

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

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Shipping and Handling Costs

      The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

      Advertising

      Security Bancorp Inc. and InterCash POS Systems, LTD, expenses all advertising as incurred. Advertising expenses for the six months ended April 30, 2003 and 2002 was $3,846 and $124, respectively.

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

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Purchases

      The Company relies primarily on five suppliers for its products and services.

      Revenues

      For the six months ended April 30, 2003, the Company had one customer who exceeded 10% of total revenues.

      Foreign Currency Translation

      The financial statements of SBI and POS are measured using the Canadian dollar as the functional currency. Assets, liabilities and equity accounts of SBI and POS are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency transaction income in the amount of $33 are included in consolidated net income. The financial statements are presented in United States of America dollars.

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

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (UNAUDITED)

NOTE 2 INVENTORIES

      Inventories are comprised of the following:

            Automated teller machines                                   $ 87,428
            Point of sale terminals                                      123,849
            Surveillance equipment                                         5,667
            Counterfeit detectives                                         2,782
            Parts and supplies                                             9,805
                                                                        --------

                Total inventory                                         $229,531
                                                                        ========

NOTE 3 PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

            Furniture and fixtures                                      $ 19,533
            Computer equipment                                            21,072
            Telephone equipment (Capital lease)                            6,354
            Surveillance equipment                                         1,747
                                                                        --------
                                                                          48,706
            Less accumulated depreciation                                 15,435
                                                                        --------

                 Total property and equipment                           $ 33,271
                                                                        ========

NOTE 4 NOTE PAYABLE, STOCKHOLDER

      On February 24, 2003, the Company received a loan from a stockholder. The original amount of the loan was $32,158 of which the Company has repaid $5,105. The loan bears a interest rate at 12% per annum and is payable in monthly installments of $2,857 including principal and interest. The Company retains the right to increase the monthly payments and to pay the entire loan and interest earlier than the due date of March 1, 2004. The loan is secured by all of the assets of POS which totaled $219,136 at April 30, 2003.

      Future minimum principal payments are as follows:

            For the year ended

                  October 31, 2003                              $15,903
                  October 31, 2004                               11,150
                                                                -------

                  Total                                         $27,053
                                                                =======

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (UNAUDITED)

NOTE 5 BUSINESS SEGMENTS

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

      Summarized financial information concerning the Company's reportable segments is shown on the following table:

                                          Automated        Point of        General
                                            Teller           Sale        Corporation
                                           Machines       Terminals     Administration       Total
                                          ---------       ---------     --------------     ---------
      2003

      Net revenues to
        external customers                $ 463,589        $156,534       $       0        $ 620,123
      Operating earnings (loss)              (3,825)         41,224         (11,657)          25,742
      Total assets                          223,315         219,136          17,693          460,144
      Depreciation and amortization           7,692           4,386               0           12,078
      Capital expenditures                    6,159               0               0            6,159

      2002

      Net revenues to
        external customers                $ 354,807        $ 63,189       $       0        $ 417,996
      Operating earnings (loss)              (7,207)          8,631        (541,319)        (539,895)
      Total assets                          249,602         173,134          24,060          446,796
      Depreciation and amortization           3,312           2,533               0            5,845
      Capital expenditures                    7,195               0               0            7,195

NOTE 6 COMMITMENTS AND CONTINGENCIES

      Lease

      On March 15, 2002, SBI leased its office facilities for a five year period that began on May 1, 2002. The lease requires monthly rentals of approximately $1,195 ($1,873 Canadian dollars) plus taxes and operating cost, with rent increasing yearly by approximately $.31 ($.50 Canadian dollars) per square footage of gross leaseable area.

      Future minimum lease payments excluding taxes and expenses are as follows:

            October 31, 2003                                             $14,949
            October 31, 2004                                              16,145
            October 31, 2005                                              17,340
            October 31, 2006                                              18,535
            October 31, 2007                                               9,566
                                                                         -------

                                                                         $76,535
                                                                         =======

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (UNAUDITED)

NOTE 6 COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Rent expense including rental costs and taxes for the periods ended April 30, 2003 and 2002 was $7,390 and $4,789, respectively.

      Taxes

      The Company's G.S.T tax returns were audited by the Canadian government. The Company is protesting the assessment, is making periodic payments on the assessment, and estimates the balance due at April 30, 2003 is $1,725.

      The Company's P.S.T. tax returns were reviewed by a provincial tax department. The Company has accepted the assessment of $5,964 and has paid the assessment in full. As a result of the review, the Company is required to file current and future provincial sales tax returns in Saskatchewan and British Columbia. At April 30, 2003, the current amount payable is $763.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

      Through its operating subsidiaries, Security Bancorp, Inc. ("SBI") and InterCash POS Systems, Ltd. ("InterCash"), Moneyflow is in the business to supply, install, maintain and manage Automated Teller Machines ("ATMs"), Point of Sale Terminals ("POS") and other Electronic Funds Transfer Devices and to provide transaction processing services for these devices. The machines are placed on the premises of property owners and businesses for the purpose and convenience of dispensing cash and other services to the public. SBI and InterCash currently operate over 230 ATM terminals and over 225 POS terminals in five Canadian provinces and employ 10 independent distributors. Their terminals accept Visa, Mastercard, Interac, Maestro, Cirrus, Circuit and American Express (Canada). Presently, the Company only has locations in Canada.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified four accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

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

            Surveillance equipment, parts, supplies and counterfeit devices - first-in, first-out method.

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

Shipping and Handling Costs:

      The Company's policy is to classify shipping and handling costs as part of goods sold in the statement of income.

Selected Financial Information.

                                                     Three Month Period Ended
                                                     ------------------------
                                                    4/30/2003         4/30/2002
                                                    ---------         ---------
                                                   (Unaudited)       (Unaudited)
Statement of Operations Data

         Total revenue                               $353,025         $ 200,766

         Operating income (loss)                     $ 38,520         $(295,796)

         Net earnings (loss) after tax               $ 37,660         $(237,820)

         Net earnings (loss) per share               $   0.00         $   (0.01)

                                                       Six Month Period Ended
                                                       ----------------------
                                                    4/30/2003         4/30/2002
                                                    ---------         ---------
                                                   (Unaudited)       (Unaudited)

         Total revenue                               $620,123         $ 417,996

         Operating income (loss)                     $ 25,742         $(539,895)

         Net earnings (loss) after tax               $ 24,636         $(491,458)

         Net earnings (loss) per share               $   0.00         $   (0.03)


                                                    4/30/2003         4/30/2002
                                                    ---------         ---------

Balance Sheet Data

         Total assets                                $460,144         $ 446,796

         Total liabilities                           $124,147         $  66,629

         Stockholders' equity (deficit)              $335,997         $ 380,167

Results of Operations.

The three months ended April 30, 2003 compared to the three months ended April 30, 2002.

      Revenues. Revenues increased approximately 76% to $353,025 in the three months ended April 30, 2003 from $200,766 in the three months ended April 30, 2002. The increase was the result of an increase in sales of Automated Teller Machines and related equipment and services and a 10% increase in fee income. Included in the sales increase was one sale to an investor for approximately $87,000.

      Fee Income. Fee income increased 10% to $153,127 in the three months ended April 30, 2003 from $139,097 in the three months ended April 30, 2002. The increase is due to an increase in the number of machines on long term contracts.

      Cost of Sales. The cost of sales of $131,754 (70% of equipment sales) in the three months ended April 30, 2003 increased from $49,099 (84% of equipment sales) for the three months ended April 30, 2002. The decrease in the sales to cost of sales to sales ratio is a result of selling a greater portion of placement units which have a lower per unit cost than new units.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 7% to $182,751 in the three months ended April 30, 2003 from $197,243 in the three months ended April 30, 2002. The decrease in expenses resulted from a reduction of accounting and legal this period as compared to the prior year when the Company experienced increased expenses due to their initial filing with the SEC. In addition, bad debt expense decreased as management improved controls over accounts receivable. Distributor fees were reduced as the Company's sales have been increasingly generated by Company employees rather than outside sales representatives.

      Interest Expense. Interest expense increased to $864 in the three months ended April 30, 2003 from $0 in the three months ended April 30, 2002. The increase in interest is a result of a capital lease entered into November 2002 and an interest bearing loan received from a stockholder.

      Net Income (Loss) Before Corporation Income Taxes (Benefit). Net income increased to $37,660 for the three months ended April 30, 2003 from a net loss of $237,820 for the three months ended April 30, 2002. The increase in net income was primarily the result of $250,000 of prepaid consulting fees that were completely amortized by July 31, 2002 and therefore not present in the three months ended April 30, 2003.

      Corporation Income Taxes (Benefit). Corporation income tax for the three months ended April 30, 2003 was $0 compared to a benefit of $57,756 for the three month period April 30, 2002. No income tax benefit or expense was available during the three months ended April 30, 2003, due to the availability of net operating loss carryforwards.

      Foreign Currencies. The key foreign currencies in which the Company effects transactions are the Canadian dollar and the United States Dollar. For the three month period ended April 30, 2003, the average exchange rate was
1.4824 US Dollars to Canadian Dollars. This is a 6% decrease from the three month period ended April 30, 2002 in which the average exchange rate was 1.5879 US Dollars to Canadian Dollars.

The six months ended April 30, 2003 compared to the six months ended April 30, 2002.

      Revenues. Revenues increased approximately 48% to $620,123 in the six months ended April 30, 2003 from $417,996 in the six months ended April 30, 2002. The increase was mainly a result of an increase in sales of Automated Teller Machines and related equipment and services and a 21% increase in fee income. Included in the sales increase was one sale to an investor for approximately $87,000.

      Fee Income. Fee income increased 21% to $297,298 in the three months ended April 30, 2003 from $246,672 in the three months ended April 30, 2002. The increase is due to an increase in the number of machines on long term contracts.

      Cost of Sales. The cost of sales of $246,006 (80% of equipment sales) in the six months ended April 30, 2003 increased from $145,538 (90% of equipment sales) for the six months ended April 30, 2002. The decrease in the percent of cost of sales to sales is a result of selling a greater portion of placement units which have a lower per unit cost than new units.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 12% to $348,375 in the six months ended April 30, 2003 from $312,353 in the six months ended April 30, 2002. The increase in expenses resulted from increased sales and marketing activity and related costs, and an increase of employer wage costs. For the first three months of the current year, selling, general and administrative expenses were higher than in the second three months of the current year. While the overall selling, general and administrative expenses increased for the six month period as described above, management was able to reduce expenses during the recent three month period as delineated in the description of selling, general and administrative expenses for the three months ended April 30, 2003.

      Interest Expense. Interest expense increased to $1,121 in the six months ended April 30, 2003 from $0 in the six months ended April 30, 2002. The increase in interest is a result of a capital lease entered into November 2002 and an interest bearing loan received from a stockholder.

      Net Income (Loss) Before Corporation Income Taxes (Benefit). Net income increased to $24,636 for the six months ended April 30, 2003 from a net loss of $539,895 for the six months ended April 30, 2002. The increase in net income was primarily the result of $500,000 of prepaid consulting fees that were completely amortized by July 31, 2002 and therefore not present in the six months ended April 30, 2003.

      Corporation Income Taxes (Benefit). Corporation income tax for the six months ended April 30, 2003 was $0 compared to a benefit of $48,437 for the six month period April 30, 2002. No income tax benefit or expense was available during the six months ended April 30, 2003 due to the availability of net operating loss carryforwards.

      Foreign Currencies. The key foreign currencies in which the Company effects transactions are the Canadian Dollar and the United States Dollar. For the six month period ended April 30, 2003, the average exchange rate was 1.5207 US Dollars to Canadian Dollars. This is 4% decrease from the six month period ended April 30, 2002 in which the average exchange rate was 1.5897 US Dollars to Canadian Dollars.

LIQUIDITY. Net cash used by operating activities for the six months ended April 30, 2003 was $56,972 compared to $23,770 used by operating activities for the six months ended April 30, 2002. The $33,061 increase was primarily due to a reduction of accounts payable and accrued expenses, and payment of corporation income taxes partially offset by an increase in accounts receivable from the increased sales in the quarter.

Although there is no assurance that the Company can continue to increase its dramatic growth from sales of terminals, it intends to seek to remedy the deficiency of operating cash flows by pursuing this strategy which in turn proportionally increases transaction fee income. See, "Risk Factors."

Our investing activities for the six months ended April 30, 2003 used $6,159 for purchases of property and equipment, as compared to $4,368 used in the six months ended April 30, 2002. The Company invested $2,827 in cash in automated teller machines as compared to $ -0- for the six months ended April 30, 2003.

Our financing activities for the six months ended April 30, 2003 provided cash of $27,172 compared to $ -0- for the six months ended April 30, 2002. The primary change was that the Company obtained a $32,158 loan from a stockholder during the six months ended April 30, 2003, compared to no financing activities for the six months ended April 30, 2002.

CAPITAL RESOURCES. Working capital is summarized and compared as follows:

                                            April 30, 2003     April 30, 2002
                                            --------------     --------------

      Current assets                           $424,886           $425,442
      Current liabilities                       119,237             52,365
                                               --------           --------

      Working capital                          $305,649           $373,077
                                               ========           ========

At April 30, 2003, stockholders' equity was $335,997 as compared to a stockholders' equity of $290,099 at October 31, 2002. The $45,898 change in stockholders' equity is accounted for as follows:

      Increase in Stockholders' Equity
           Net income                                             $ 21,262
           Foreign currency translation adjustment                  24,636
                                                                  --------

                   Net change                                     $ 45,898
                                                                  ========

The Company currently has no material commitments for capital expenditures.

The Company has $27,053 of debt payments related to the shareholder loan due within the next year.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company's Form 10-KSB, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and are generally set forth below and particularly discussed in the Company's Form 10-KSB for the year ended October 31, 2002 and in the Company's Form 10-QSB for the period ended January 31, 2003.

Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

You should consider the following discussion of risks as well as other information regarding our operations. The risks and uncertainties described below are not the only ones. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

      o The demand for our services may decline or we may lose operating locations, which would result in a decline of operations and a corresponding decline in profitability of our company.

      o If we have to comply with any new government regulations, or if old government regulations are reenacted, we may not be able to comply with them or we may have to spend large amounts of resources to meet these new regulations, which we may not have the resources to do, and which may result in a loss of revenue and reduced profitability.

      o We depend upon third parties to market and sell most of our products and services. Thus, a loss of a significant number of these independent third parties marketing or selling our systems would result in a loss of revenue and affect our ability to expand.

      o Our need for additional financing is uncertain, as is our ability to raise further financing, if required.

      o Because several of our competitors are much larger than we are, we may not be able to compete effectively and gain additional market share.

      o We depend on key management personnel and the loss of any of them would seriously disrupt our operations.

      o Our operations are not diversified and we will not have the benefit of reducing our financial risks by relying on other revenues.

      o We depend on the revenues generated by our wholly-owned subsidiaries, Security Bancorp Inc. and Intercash POS Systems, Ltd. Should they fail to continue producing revenues to fund our operations, we would have to seek alternative methods of financing such as selling our stock or borrowing money.

      o There is a limited market for our common stock.

      o Our common stock is subject to penny stock regulation.

ITEM 3. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  Exhibit 99.1 CEO & CFO Certification under ss.906 of the Sarbanes-Oxley Act of 2002

            (b)   Reports on Form 8-K:

                  On January 27, 2003, the Company filed a Current Report on Form 8-K/A, amending the Company's Form 8-K filed on October 16, 2002, which announced the resignation of the Company's independent auditor.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2003

                                        MONEYFLOW SYSTEMS INTERNATIONAL INC.,
                                        a Nevada corporation


                                        By: /s/ Harold F. Schultz
                                        ----------------------------------------
                                        Harold F. Schultz, President, CEO,
                                        Director, Chairman of the Board, CFO and
                                        Chief Accounting Officer

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

Date: June 13, 2003


/s/ Harold F. Schultz
----------------------------------
Harold F. Schultz
Chief Executive Officer
(Principal Executive Officer)

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

Date: June 13, 2003


/s/ Harold F. Schultz
----------------------------------
Harold F. Schultz
Chief Financial Officer
(Principal Financial Officer)