Form 10KSB/A
period 2002-10-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2003-07-15
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-KSB/A
                                 Amendment No. 1

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended October 31, 2002

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from _____________ to ________________.

                          Commission File No. 333-74928

                      MONEYFLOW SYSTEMS INTERNATIONAL INC.
                 (Name of Small Business Issuer in Its Charter)

                                   ----------

                  Nevada                                  52-2325923
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

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

      As of June 30, 2003, there were 18,037,000 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer. As of July 10, 2003, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board, was approximately $972,150.

                       Documents Incorporated by Reference

      None.

      Transitional Small Business Disclosure Format: Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I ...........................................................................................      1

Item 1.  Business ................................................................................      1
Item 2.  Properties ..............................................................................      6
Item 3.  Legal Proceedings .......................................................................      6
Item 4.  Submission of Matters to a Vote of Security Holders .....................................      6

PART II ..........................................................................................      6

Item 5.  Market for Common Equity and Related Stockholder Matters ................................      6
Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...      7
Item 7.  Financial Statements ....................................................................     13
Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure ....     14

PART III .........................................................................................     14

Item 9.  Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act .....     14
Item 10. Executive Compensation ..................................................................     15
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
         Stockholder Matters .....................................................................     15
Item 12. Certain Relationships and Related Transactions ..........................................     16
Item 13. Exhibits, Financial Statements and Reports on Form 8-K ..................................     17
Item 14. Controls and Procedures .................................................................     17

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES ......................................................    F-1

Report of Independent Auditors ...................................................................    F-1

                                     PART I

ITEM 1. BUSINESS

      Unless the context otherwise requires, "Moneyflow", "Company", "we", "us" and "our" refer to Moneyflow Systems International Inc., and its subsidiaries combined.

Overview

      Moneyflow Systems International Inc. ("Moneyflow") was incorporated on April 25, 2001 under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Security Bancorp Inc. ("Security Bancorp"), our wholly owned subsidiary, was organized on August 3, 1992 in Alberta, Canada and was inactive until January 5, 1999 when it changed its name to Security Bancorp Inc. and began operations under the name Ca$h Station(TM). In July, 2001, Security Bancorp and Moneyflow approved a share exchange agreement whereby Moneyflow issued 14,000,000 shares of its common stock in exchange for 100% of the issued and outstanding shares of Security Bancorp. In connection with this agreement, Security Bancorp became a wholly owned subsidiary of Moneyflow. On April 1, 2002, Moneyflow formed a wholly owned Canadian subsidiary, Intercash POS Systems Ltd., ("Intercash") through which Moneyflow conducts its Point-of-Sale business. Security Bancorp and Intercash currently have a website located at http://www.cashstation.net. Security Bancorp and Intercash operate their ATMs and Point-of-Sale terminals under the trademark "Ca$h Station(TM)."

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

      As of February 10, 2003, Security Bancorp and Intercash had placed and hold under management 210 ATMs and 225 Point-of-Sale terminals across Canada, primarily in the provinces of Ontario, Alberta, Saskatchewan and Manitoba. We are also building a presence in British Columbia and certain other targeted Canadian provinces.

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

Employees

      We currently have eleven full-time employees. We have also engaged consultants to assist us in our operations. As of February 10, 2003, we had approximately 30 independent sales agents assisting us.

Government Regulations

      As of the date of this filing, there are no pervasive regulations of our business.

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

                                                                                            Number of securities
                            Number of securities to be     Weighted-average exercise       remaining available for
     Plan Category           issued upon exercise of          price of outstanding                 future
                               outstanding options,                 options,                issuance under equity
                             warrants and rights (#)        warrants and rights ($)           compensation plans
                            --------------------------     -------------------------       -----------------------
Equity compensation
plans approved by                    N/A                              N/A                         2,500,000
shareholders

Equity compensation
plans not approved by                N/A                              N/A                               N/A
shareholders

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

Selected Financial Information

                                                            Year Ended
                                                            ----------
                                                   10/31/2002         10/31/2001
                                                   ----------         ----------

Statement of Operations Data

         Total revenue                             $ 963,671          $ 888,652

         Operating income (loss)                   $(731,568)         $(132,706)

         Net earnings (loss) after tax             $(746,804)         $(185,336)

         Net earnings (loss) per share             $   (0.04)         $   (0.01)

                                                   10/31/2002         10/31/2001
                                                   ----------         ----------

Balance Sheet Data

         Total assets                              $ 478,185          $ 456,346

         Total liabilities                         $ 188,086          $  86,740

         Stockholders' equity                      $ 290,099          $ 369,606

Results of Operations

      Year ended October 31, 2002, compared to year ended October 31, 2001.

      Revenue. Revenue increased approximately 8% from $888,652 in the year ended October 31, 2001 to $963,671 in the year ended October 31, 2002. This increase was the result of greater fees collected as more ATMs and Point-of-Sale Terminals were in service than the prior year.

      Cost of Sales. The cost of sales increased approximately 18% from $333,202 for the year ended October 31, 2001 to $392,050 for the year ended October 31, 2002. The increase in cost of sales was caused by the fact that for the year ended October 31, 2002, the Company had purchased its machines at higher costs.

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

      Net Loss. Moneyflow had a net loss of $746,804 for the year ended October 31, 2002, compared to a net loss of $185,336 for the year ended October 31, 2001. In July 2001, the Company entered into two twelve month consulting agreements. The Company agreed to issue 4,000,000 of its common stock, in lieu of a cash payment, as payment for the services valued at $1,000,000. Consulting services are being expensed over a twelve month period. Moneyflow incurred a loss of $80,137 before the $666,667 non-cash expense for stock issued as compensation for consulting services. The net loss resulted from the significant general and administrative expenses coupled with the consulting fees.

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

      Net cash used by operating activities was $15,999 for the year ended October 31, 2002 compared to cash provided of $331,953 primarily from net profits and a reduction in inventory for the year ended October 31, 2001.

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

      As of October 31, 2002, Moneyflow had working capital of approximately $262,000, consisting of current assets of approximately $446,000 and current liabilities of approximately $184,000. Moneyflow had working capital of approximately $374,000 at October 31, 2001 consisting of current assets of approximately $442,000 and current liabilities of approximately $68,000. Moneyflow believes that its working capital is sufficient to fund its present operations.

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

      The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to the Risk Factors listed below (many of which have been discussed in prior SEC filings by the Company). Though the Company has attempted to list comprehensively these important factors, the Company wishes to caution investors that other factors could in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

      Readers are further cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The names of our directors and executive officers, their ages, and certain other information about them are set forth below:

        Name             Age                        Position
-------------------      ---      ----------------------------------------------
Harold F. Schultz *       71      Chairman of the Board, President, CEO, CFO

Dale B. Tingley *         51      Director

Richard J. Scott *        55      Director, Vice President - Corporate Sales
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

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------
                                                                                        Long Term Compensation
                                                  Annual Compensation            ------------------------------------
                                                                                          Awards              Payouts
---------------------------------------------------------------------------------------------------------------------
                                                                 Other Annual    Restricted    Securities
    Name and Principal                    Salary      Bonus      Compensation       Stock      Underlying      LTIP
         Position              Year       (US $)     (US $)         (US $)         Awards        Options      Payouts
---------------------------------------------------------------------------------------------------------------------
Harold Schultz
(President, CEO & CFO)         2001       26,250        0             0               0             0            0
---------------------------------------------------------------------------------------------------------------------
                               2002       38,800        0             0               0             0            0
---------------------------------------------------------------------------------------------------------------------

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

                                                                                                    Page Number
                                                                                                    -----------
         1. Financial Statements:

            Report of Independent Auditors                                                              F-1

            Consolidated Balance Sheets at October 31, 2002                                             F-3

            Consolidated Statements of Operations for each of the two years
            ended October 31, 2002                                                                      F-4

            Consolidated Statements of Stockholders' Equity for each of the two years
            ended October 31, 2002                                                                      F-5

            Consolidated Statements of Comprehensive (Loss) for each of the two years
            ended October 31, 2002                                                                      F-6

            Consolidated Statements of Cash Flows for each of the two years
            ended October 31, 2002                                                                      F-7

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


s/s Farber & Hass, LLP

Oxnard, California
February 5, 2003, except as to Note 1
"Restatement of Financial Statements",
for which the date is March 15, 2003

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

January 15, 2002

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2002
                                 (AS RESTATED)
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                            $    79,332
   Accounts receivable                                       86,738
   G.S.T. refund                                              2,595
   Inventories                                              261,560
   Prepaid expenses and other current assets                 15,375
                                                        -----------

     TOTAL CURRENT ASSETS                                               $445,600

PROPERTY AND EQUIPMENT, NET
   OF ACCUMULATED DEPRECIATION                                            30,646

OTHER ASSETS
   Rent security deposit                                      1,939
                                                        -----------

     TOTAL OTHER ASSETS                                                    1,939
                                                                        --------

     TOTAL ASSETS                                                       $478,185
                                                                        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                     $    53,355
   Accrued expenses                                          17,214
   Accrued professional fees                                 26,526
   Customer deposits                                          2,769
   Deferred income                                            4,047
   Canadian taxes                                            78,388
   Capital lease payable, current portion                     1,663
                                                        -----------

     TOTAL CURRENT LIABILITIES                                          $183,962

LONG - TERM LIABILITY-

   Capital lease payable, long-term portion                   4,124
                                                        -----------

STOCKHOLDERS' EQUITY
   Common stock,  par value $.001 per share
     Authorized 50,000,000 shares
     Issued and outstanding  - 18,037,000 shares             18,037
     Paid in capital in excess of par value of stock      1,203,359
     Accumulated deficit                                   (893,015)
     Accumulated other comprehensive (loss)                 (38,282)
                                                        -----------
       (Primarily cumulative translation adjustment)

     TOTAL STOCKHOLDERS' EQUITY                                          290,099
                                                                        --------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                             $478,185
                                                                        ========

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

                                                      2002             2001
                                                  (As Restated)
                                                  ------------     ------------

REVENUES
   Sales of machines and terminals                $    412,272     $    461,282
   Fees                                                532,506          392,601
   Other revenue                                        18,893           34,769
                                                  ------------     ------------

     TOTAL REVENUES                                    963,671          888,652
                                                  ------------     ------------

COST AND EXPENSES
   Cost of sales                                       392,050          333,202
   Selling, general and administrative expenses        636,522          354,823
                                                  ------------     ------------

     TOTAL COSTS AND EXPENSES                        1,028,572          688,025
                                                  ------------     ------------

INCOME (LOSS) BEFORE CONSULTING FEES                   (64,901)         200,627

CONSULTING FEES, NON-CASH                              666,667          333,333
                                                  ------------     ------------

(LOSS) FROM OPERATIONS                                (731,568)        (132,706)

OTHER (INCOME) EXPENSE                                      72            6,691
   Interest expense                                       (589)
   Interest income                                       2,340
   Loss on disposal
                                                  ------------     ------------

       TOTAL OTHER EXPENSE, NET                          1,823            6,691
                                                  ------------     ------------

(LOSS) BEFORE CORPORATION
   INCOME TAXES (BENEFIT)                             (733,391)        (139,397)

CORPORATION INCOME TAXES                                13,413           45,939
                                                  ------------     ------------

     NET (LOSS)                                   $   (746,804)    $   (185,336)
                                                  ============     ============

NET (LOSS) PER COMMON SHARE

   Basic and diluted                              $      (0.04)    $       (.01)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING

   Basic and diluted                                18,037,000       15,011,500
                                                  ============     ============

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

                                                                            Paid in
                                                                            Capital                      Accumulated
                                                   Common Stock          in Excess of                       Other         Deferred
                                             -----------------------       Par Value     Accumulated    Comprehensive    Consulting
                                               Shares         Amount       of Stock        Deficit      Income (Loss)     Services
                                             ----------      -------     ------------    -----------    -------------    ----------
BALANCE, NOVEMBER 1, 2000                    14,000,000      $14,000      $  198,146      $  39,125       $ 16,980       $       0

Issuance Of Common Stock For:
   Cash                                          37,000           37           9,213              0              0               0
   Services                                   4,000,000        4,000         996,000              0              0               0

Deferred Consulting Services                          0            0               0              0              0        (666,667)

Foreign Currency Translation Adjustment               0            0               0              0        (55,892)              0

Net (Loss) Income For The Year Ended
   October 31, 2001                                   0            0               0       (185,336)             0               0
                                             ----------      -------      ----------      ---------       --------       ---------

     BALANCE, OCTOBER 31, 2001               18,037,000       18,037       1,203,359       (146,211)       (38,912)       (666,667)

Deferred Consulting Services
   Amortized To Operations                            0            0               0              0              0         666,667

Foreign Currency Translation Adjustment               0            0               0              0            630               0

Net (Loss) For The Year Ended
   October 31, 2002                                   0            0               0       (746,804)             0               0
                                             ----------      -------      ----------      ---------       --------       ---------

     BALANCE, OCTOBER 31, 2002 (As Restated) 18,037,000      $18,037      $1,203,359      $(893,015)      $(38,282)      $       0
                                             ==========      =======      ==========      =========       ========       =========

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

                                                      2002               2001
                                                 (As Restated)
                                                   ---------          ---------

NET (LOSS)                                         $(746,804)         $(185,336)

OTHER COMPREHENSIVE INCOME (LOSS)

   FOREIGN CURRENCY TRANSLATION
     ADJUSTMENT                                          630            (55,892)
                                                   ---------          ---------

NET COMPREHENSIVE (LOSS)                           $(746,174)         $(241,228)
                                                   =========          =========

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

                                                                         2002           2001
                                                                    (As Restated)
                                                                      ---------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)                                                         $(746,804)    $  (185,336)
   Adjustments to reconcile net (Loss) to net cash
    provided (Used) by operating activities:
     Depreciation                                                        17,207          93,664
     Amortization                                                           153
     Loss on disposal                                                     2,340
     Consulting fees, non cash                                          666,667         333,333
     Provision for doubtful accounts                                     19,252
   Changes in operating assets and liabilities:
     Accounts and other receivables                                       2,954         (76,167)
     Inventories                                                        (70,207)        152,015
     Prepaid expenses and deposits                                       (6,051)        (34,267)
     Accounts payable and accrued expenses                               73,669          (7,028)
     Customer deposits                                                    2,769               0
     Deferred income                                                      4,047               0
     Income taxes                                                        18,005          55,739
                                                                      ---------     -----------

       NET CASH PROVIDED (USED) BY
        OPERATING ACTIVITIES                                            (15,999)        331,953
                                                                      ---------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash in Automated Teller Machines                                     16,474         (16,474)
   Purchases of property and equipment                                  (36,728)        (64,228)
   Proceeds from sale of property and equipment                             255               0
                                                                      ---------     -----------

       NET CASH (USED) BY INVESTING ACTIVITIES                          (19,999)        (80,702)
                                                                      ---------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                     0           9,250
   Repayment of notes payable                                                 0        (156,462)
   Repayment of capital lease payable                                      (138)              0
                                                                      ---------     -----------

       NET CASH (USED) BY FINANCING ACTIVITIES                             (138)       (147,212)
                                                                      ---------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                                       630         (55,892)
                                                                      ---------     -----------

       NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                          $ (35,106)    $    48,147

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            114,438          66,291
                                                                      ---------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $  79,332     $   114,438
                                                                      =========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
   Cash paid for interest                                             $      72     $     6,820
                                                                      =========     ===========
   Cash paid for taxes                                                $  29,945     $     3,004
                                                                      =========     ===========

SCHEDULE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES
   Common stock issued for services                                   $       0     $ 1,000,000
                                                                      =========     ===========

   Purchase of property and equipment with capital lease financing    $   8,311     $         0
                                                                      =========     ===========

              MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Financial Statements

The financial statements for the year ended October 31, 2002 have been restated to correct certain errors in the financial statements and notes thereto. The error primarily relates to the recording of Canadian income taxes. The Canadian income tax provision has been increased from a benefit of $37,489 to an expense of $13,413.

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

Purchases

The Company relies primarily on two suppliers for its products. The loss of either supplier could have a material impact of the Company's operation. Purchases for the years ended 2002 and 2001 are as follows:

                                                 2002               2001
                                               --------           --------

      Supplier A                               $174,423           $ 30,453
      Supplier B                                156,103
      Supplier C                                  1,129            171,309
      Supplier D                                                   122,588
                                               --------           --------

      Total                                    $331,655           $324,350
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

Reclassifications

Certain 2001 amounts have been reclassified to conform with 2002 presentations.

NOTE 2 -- ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the allowance for doubtful accounts is as follows:

         Balances, November 1, 2001                                     $      0
         Addition to allowance                                            19,252
         Accounts receivable written-off as uncollectible                  8,716
                                                                        --------

         Balance, October 31, 2002                                      $ 10,536
                                                                        ========

NOTE 3 -- INVENTORIES

Inventories are comprised of the following:

         Automated Teller Machines                                      $110,699
         Point of Sale Terminals                                         145,933
         Parts and supplies                                                4,928
                                                                        --------

                                                                        $261,560
                                                                        ========

NOTE 4 -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

         Furniture and fixtures                                         $ 14,021
         Computer equipment                                               16,788
         Telephone equipment (Capital lease)                               5,852
         Surveillance equipment                                            4,769
                                                                        --------
                                                                          41,430
         Less accumulated depreciation                                    10,784
                                                                        --------

                  Total property and equipment                          $ 30,646
                                                                        ========

NOTE 5 -- INCOME TAXES

Provision (Benefit)

The provision (benefit) for/or refund of income taxes for the years ended October 31, 2002 and 2001 consist of the following:

                                                       2002          2001
                                                     -------       -------
      Current
           United States of America                  $     0       $     0
           Canadian                                   13,413        45,939

      Deferred
           United States of America                        0             0
           Canadian                                        0             0
                                                     -------       -------

           Total provision (benefit)                 $13,413       $45,939
                                                     =======       =======

Deferred Tax Components

Significant components of the Company's deferred tax assets are as follows at October 31, 2002:

      Net operating loss carryforward                           $ 321,000
      Fixed assets                                                (18,000)
                                                                ---------
                                                                  303,000
      Less valuation allowance                                   (303,000)
                                                                ---------

           Net deferred tax assets                              $       0
                                                                =========

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

Net Operating Loss Carryforwards

      United States Corporation Income Taxes

              Year of Loss                   Amount        Expiration Date
            ----------------                --------      ----------------
            October 31, 2001                $288,000      October 31, 2021
            October 31, 2002                 373,000      October 31, 2022
                                            --------
                                            $661,000
                                            ========

      Canadian Income Taxes

              Year of Loss                   Amount        Expiration Date
            ----------------                --------      ----------------
            October 31, 2001                $ 30,000      October 31, 2008
            October 31, 2002                 222,000      October 31, 2009
                                            --------
                                            $252,000
                                            ========

NOTE 6 -- CAPITAL LEASE PAYABLE

On October 4, 2002, SBI leased its telephone equipment on a capital lease. The lease required 60 monthly payments of $217 (Canadian dollars) plus one buy-out payment of $1,017 (Canadian dollars). Interest rate accrues at 14.76%.

Future minimum lease payments on the lease are as follows:

      October 31, 2003                                              $1,663
      October 31, 2004                                               1,663
      October 31, 2005                                               1,663
      October 31, 2006                                               1,663
      October 31, 2007                                               1,521
                                                                    ------
                                                                     8,173
      Less amount representing interest                              2,386
                                                                    ------

      Present value of future minimum lease payments                 5,787

      Less current portion                                           1,663
                                                                    ------

      Long-term portion                                             $4,124
                                                                    ======

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

Summarized financial information concerning the Company's reportable segments is shown on the following table:

                                          Automated         Point of           General
                                            Teller            Sale           Corporation
                                           Machines         Terminals      Administration        Total
                                          ---------         ---------      --------------      ---------
2002

Net revenues to external customers        $ 767,086         $ 196,585         $      0         $ 963,671
Operating earnings (loss)                  (454,875)         (268,958)          (7,735)         (731,568)
Total assets                                246,288           225,711            6,186           478,185
Depreciation                                 11,988             5,372                0            17,360
Capital expenditures                         31,959             4,769                0            36,728

2001

Net revenues to external customers        $ 858,503         $  30,149         $      0         $ 888,652
Operating earnings (loss)                  (112,745)            3,464          (23,425)         (132,706)
Total assets                                346,531            47,964           61,851           456,346
Depreciation and amortization                93,514               150                0            93,664
Capital expenditures                         64,228                 0                0            64,228

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

NOTE 10 -- 4TH QUARTER INTERIM RESULTS OF OPERATIONS (UNAUDITED)

            Revenues                                        $325,613
            Costs and expenses                               325,504
                                                            --------
            Income from operations                          $    109
                                                            ========

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

                                        MONEYFLOW SYSTEMS INTERNATIONAL, INC.,
                                        a Nevada corporation


Date: July 14, 2003                     By: /s/ Harold F. Schultz
                                            ------------------------------------
                                            Harold F. Schultz
                                            Chairman of the Board, President,
                                            Chief Financial Officer and Chief
                                            Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                               Title                         Date
         ---------                               -----                         ----

/s/ Harold F. Schultz              Chairman of the Board, President,       July 14, 2003
----------------------------       Chief Financial Officer and Chief
Harold F. Schultz                  Executive Officer


/s/ Dale Tingley                   Director                                July 14, 2003
----------------------------
Dale Tingley


/s/ Richard James Scott            Vice President - Corporate Sales       July 14, 2003
----------------------------       Development and Director
Richard James Scott

                                  CERTIFICATION

I, Harold F. Schultz , Chief Executive Officer and Chief Financial Officer, certify that:

      1. I have reviewed this annual report on Form 10-KSB/A of Moneyflow Systems International, Inc.;

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

Date: July 14, 2003


                                        By: /s/ Harold F. Schultz
                                            ------------------------------------
                                            Harold F. Schultz
                                            Chief Executive Officer and Chief
                                            Financial Officer

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

10.8(2) Lockup Agreement dated December 2001, between Moneyflow Systems International Inc. and John F. Kearney

10.9(5)           Letter Agreement dated January 17, 2003 with 1st SB Partners
                  Ltd.

16.1(4)           Letter on Change in Certifying Accountant

21.1(5)           Subsidiaries of the Company.

24.1(5) Power of Attorney (see signature page of the Annual Report on Form 10-KSB).

99.1(6)           ss.906 Certification of CEO and CFO

----------

(1) Incorporated by reference from the Company's Form SB-2, filed with the SEC on December 11, 2001.

(2) Incorporated by reference from the Company's Form SB-2/A, filed with the SEC on May 7, 2002.

(3) Incorporated by reference from the Company's Form SB-2/A, filed with the SEC on June 11, 2002.

(4) Incorporated by reference from the Company's Form 8-K/A, filed with the SEC on January 27, 2003.

(5) Incorporated by reference from the Company's Form 10-KSB, filed with the SEC on February 14, 2003.

(6)   Filed herewith.