Form 10QSB
period 2003-07-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2003-09-15
CIK 1159464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2003

Commission File No.  74928

MONEYFLOW SYSTEMS INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	52-2325923 (I.R.S. Employer Identification No.)
Suite N, 7003 – Fifth Street SE Calgary, Alberta, Canada (Address of principal executive offices)	T2H 2G2 (Zip Code)
Issuer's telephone number, including area code: (403) 319-0236

The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of September 12, 2003
Common stock, $0.001 par value	18,037,000
The issuer is not using the Transitional Small Business Disclosure format.

MONEYFLOW SYSTEMS INTERNATIONAL INC.

Table of Contents

Page

PART I

FINANCIAL INFORMATION

3

Item 1.

Consolidated Financial Statements

3

Consolidated Unaudited Balance Sheet

3

Consolidated Unaudited Statements of Operations

6

Consolidated Unaudited Statement of Stockholders' Equity

7

Consolidated Unaudited Statements of Comprehensive (Loss)

8

Consolidated Unaudited Statements of Cash Flows

9

Notes to Consolidated Financial Statements

11

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

19

Item 3.

Controls and Procedures

26

PART II

OTHER INFORMATION

26

Item 6.

Exhibits and Reports on Form 8-K

26

SIGNATURES

27

PART I.

FINANCIAL INFORMATION

Item 1:

Financial Statements (Unaudited)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

JULY 31, 2003

(UNAUDITED)

ASSETS

CURRENT ASSETS

       Cash and cash equivalents

$

106,009

       Accounts receivable, net of allowance for

          doubtful accounts of $22,650

142,331

       G.S.T. refund

664

       Inventories

225,126

       Prepaid expenses and other current assets

22,916

              TOTAL CURRENT ASSETS

$

497,046

PROPERTY AND EQUIPMENT, NET

   OF ACCUMULATED DEPRECIATION

34,835

OTHER ASSETS

       Rent security deposit

1,987

   TOTAL ASSETS

$

533,868

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

       Accounts payable and accrued expenses

$

112,796

       Customer deposits

16,963

       Deferred income

4,554

       G.S.T. and P.S.T. payable

1,608

       Canadian income taxes payable

36,176

       Note payable, stockholder

19,784

       Capital lease payable, current portion

996

              TOTAL CURRENT LIABILITIES

$

192,877

LONG - TERM LIABILITIES

       Capital lease payable, long-term portion

6,750

              TOTAL LONG-TERM LIABILITIES

6,750

STOCKHOLDERS' EQUITY

       Common stock,  par value $.001 per share

          Authorized 50,000,000 shares

          Issued and outstanding  - 18,037,000 shares

18,037

       Paid in capital in excess of par value of stock

1,203,359

       Accumulated deficit

(878,172)

       Accumulated other comprehensive (loss)

          (Primarily cumulative translation adjustment)

(8,983)

              TOTAL STOCKHOLDERS' EQUITY

334,241

              TOTAL LIABILITIES AND

                 STOCKHOLDERS' EQUITY

$

533,868

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2003 AND 2002 (UNAUDITED)

	Three Months Ended July 31, 2003 2002		Nine Months Ended July 31, 2003 2002
REVENUES
Sales of machines and terminals	$201,808	74,370	$508,998	$237,395
Fees	181,218	141,370	478,516	388,042
Other revenue	4,799	4,322	20,434	12,621

TOTAL REVENUES	387,825	220,062	1,007,948	638,058

COST AND EXPENSES
Cost of sales	160,463	63,166	389,771	208,704
Selling, general and administrative expenses	236,128	182,011	601,201	494,364

TOTAL COSTS AND EXPENSES	396,591	245,177	990,972	703,068

(LOSS) BEFORE CONSULTING FEES	(8,766)	(25,115)	16,976	(65,010)

CONSULTING FEES, NON-CASH	0	166,667	0	666,667

INCOME (LOSS) FROM OPERATIONS	(8,766)	(191,782)	16,976	(731,667)

OTHER INCOME (EXPENSE)
Interest expense	(1,036)	0	(2,157)	0
Interest income	9	0	24	0

TOTAL OTHER (EXPENSE), NET	(1,027)	0	(2,133)	0

INCOME (LOSS) BEFORE CORPORATION
INCOME TAXES (BENEFIT)	(9,793)	(191,782)	14,843	(731,667)

CORPORATION INCOME TAXES (BENEFIT)	0	(810)	0	(49,247)

NET INCOME (LOSS)	$(9,793)	$ (190,972)	14,843	$ (682,430)

NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted	$ ( .00)	$ ( .01)	$.00	$ ( .04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING

Basic and diluted	18,037,0000	18,037,000	18,037,000	18,037,000

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED JULY 31, 2003 (UNAUDITED)

	Common Stock Shares Amount		Paid in Capital in Excess of Par Value of Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
BALANCE, NOVEMBER 1, 2002	$ 18,037,000	$ 18,037	$ 1,203,359	$ (893,015)	$ (38,282)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	0	0	0	0	29,299

NET INCOME FOR THE NINE MONTHS ENDED JULY 31, 2003	0	0	0	14,843	0

BALANCE, JULY 31, 2003	$ 18,037,000	$ 18,037	$ 1,203,359	$ (878,172)	$ (8,983)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2003 AND 2002 (UNAUDITED)

	Three Months Ended July 31 2003 2002		Nine Months Ended July 31, 2003 2002
INCOME (LOSS)	$ (9,793)	$ (190,972)	$ 14,843	$ (682,430)

OTHER COMPREHENSIVE INCOME

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
	8,037	(2,606)	29,299	(587)

NET COMPREHENSIVE INCOME (LOSS)	$ (1,756)	$ (193,578)	$ 44,142	$ (683,017)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2003 AND 2002

(UNAUDITED)

2003

2002

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)

$

14,843

$

 (682,430)

       Adjustments to reconcile net income (loss)

         to net cash (used) by operating activities:

            Depreciation

17,837

15,237

            Consulting fees, non cash

0

666,667

Provision for doubtful accounts

12,117

0

       Deferred tax asset/liability

0

(5,045)

       Changes in operating assets and liabilities:

Accounts receivable

(67,710)

59,809

G.S.T. refund

1,931

0

Inventories

24,628

(129,850)

Prepaid expenses and deposits

(7,589)

1,927

Accounts payable and accrued expenses

15,701

 87,995

Customer deposits

14,194

0

Deferred income

507

0

Corporation income taxes

(29,886)

(44,057)

P.S.T. payable

1,562

0

G.S.T. assessment

(12,280)

(5,477)

              NET CASH (USED) BY

                 OPERATING ACTIVITIES

(14,145)

(35,224)

CASH FLOWS FROM INVESTING ACTIVITIES:

       Cash in Automated Teller Machines

 0

5,681

       Purchases of property and equipment

(10,220)

(11,778)

              NET CASH (USED) BY

                 INVESTING ACTIVITIES

(10,220)

(6,097)

CASH FLOWS FROM FINANCING ACTIVITIES:

       Repayment of capital lease payable

1,959

0

       Proceeds from note payable

32,158

0

       Repayment of note payable

(12,374)

0

            NET CASH PROVIDED BY

                FINANCING ACTIVITIES

21,743

0

EFFECT OF EXCHANGE RATE CHANGES

   ON CASH AND CASH EQUIVALENTS

29,299

(587)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED JULY 31, 2003 AND 2002

(UNAUDITED)

2003

2002

NET INCREASE (DECREASE) IN CASH

   AND CASH EQUIVALENTS

$

26,677

$

(41,908)

CASH AND CASH EQUIVALENTS, BEGINNING

   OF PERIOD

79,332

114,438

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

106,009

$

72,530

SUPPLEMENTAL DISCLOSURE OF CASH

   FLOW INFORMATION

       Cash paid for interest

$

2,157

$

0

       Cash paid for taxes

$

36,176

$

0

SCHEDULE OF NON-CASH INVESTING AND

   FINANCING ACTIVITIES

       Consulting services

$

0

$

666,667

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003

(UNAUDITED)

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation

The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented.  Operating results for the nine-months ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ended October 31, 2003.  Accordingly, your attention is directed to footnote disclosures found in the October 31, 2002 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

JULY 31, 2003

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

JULY 31, 2003

(UNAUDITED)

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling Costs

The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Advertising

Security Bancorp Inc. and InterCash POS Systems, LTD, expenses all advertising as incurred.  Advertising expenses for the nine months ended July 31, 2003 and 2002 was $6,294 and $1,306, respectively.

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

JULY 31, 2003

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

Revenues

For the nine months ended July 31, 2003, the Company had two customers who exceeded 10% of total revenues.

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

Accounting for costs associated with exit or disposal activities

FASB 147

-

Acquisitions of certain financial institutions

FASB 148

-

Accounting for stock based compensation

FASB 149

-

Amendment of statement 133 on derivative instruments and hedging activities

FASB 150

-

Accounting for certain financial instruments with characteristics of both liabilities and equity

These FASB statements did not have a material impact on the Company's financial position and results of operations.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003

(UNAUDITED)

NOTE 2

INVENTORIES

Inventories are comprised of the following:

Automated teller machines

$

82,680

Point of sale terminals

124,380

Surveillance equipment

7,454

Counterfeit detectives

2,016

Parts and supplies

8,596

Total inventory

$

225,126

NOTE 3

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Furniture and fixtures

$

21,838

Computer equipment

22,591

Telephone equipment (Capital lease)

6,540

Surveillance equipment

1,798

52,767

Less accumulated depreciation

(17,932)

     Total property and equipment

$

34,835

NOTE 4

NOTE PAYABLE, STOCKHOLDER

On February 24, 2003, the Company received a loan from a stockholder. The original amount of the loan was $32,158 of  which the Company has repaid $12,374.  The loan bears a interest rate at 12% per annum and is payable in monthly installments of $2,857 including principal and interest.  The Company retains the right to increase the monthly payments and to pay the entire loan and interest earlier than the due date of March 1, 2004.  The loan is secured by all of the assets of POS which  totaled $234,934 at July 31, 2003.

Future minimum principal payments are as follows:

For the year ended

October 31, 2003

$

8,634

October 31, 2004

11,150

Total

$

19,784

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003

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

Machines

Terminals

Administration

Total

2003

Net revenues from

  external customers

$

731,060

$

276,888

$

0

$

1,007,948

Operating earnings (loss)

(25,897)

57,309

(14,436)

16,976

Total assets

279,543

240,133

14,192

533,868

Depreciation and amortization

11,332

6,505

0

17,837

Capital expenditures

10,220

0

0

10,220

Automated

   Point of

General

Teller

Sale

Corporation

Machines

Terminals

Administration

Total

2002

Net revenues from

  external customers

$

519,070

$

118,988

$

0

$

638,058

Operating earnings (loss)

 39,444

(26,222)

(744,889)

(731,667)

Total assets

269,070

202,178

13,272

484,520

Depreciation and amortization

11,192

4,045

0

15,237

Capital expenditures

11,778

0

0

11,778

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

JULY 31, 2003

(UNAUDITED)

NOTE 6

COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum lease payments excluding taxes and expenses are as follows:

October 31, 2003

$

14,949

October 31, 2004

16,145

October 31, 2005

17,340

October 31, 2006

18,535

October 31, 2007

9,566

$

76,535

Rent expense including rental costs and taxes for the periods ended July 31, 2003 and 2002 was $11,780 and $9,662, respectively.

Taxes

The Company's G.S.T tax returns were reviewed by the Canadian government. The Company is protesting the assessment, is making periodic payments on the assessment, and estimates the balance due at July 31, 2003 is $46.

The Company's P.S.T. tax returns were reviewed by a provincial tax department. The Company has accepted the assessment of $5,964 and has paid the assessment in full. As a result of the review, the Company is required to file current and future provincial sales tax returns in Saskatchewan and British Columbia.  At July 31, 2003, the current amount payable is $1,562.

NOTE 7

EMPLOYEE STOCK OPTIONS

The Board of Directors and stockholders approved the Moneyflow Systems International, Inc. 2002 Equity Incentive Plan which permits the Board of Directors to grant, for a ten year period, both stock purchase rights and stock options.   The Company has reserved 1,800,000 shares of its common stock for issuance to the directors, employees and consultants under the Plan.  The Plan is administered by the Committee, which is made up of two or more directors who are non-employee directors and outside directors and serve at the pleasure of the board.  The Committee has the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock purchase rights or options will be granted, to designate the number of shares to be covered by each option or stock purchase right, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option or stock purchase right.  Options granted under the Plan will not have a term that exceeds ten years from date of grant.

The stock subject to the Plan and issuable upon exercise of options granted under the Plan are shares of the corporation's common stock, no par value, which may be either unissued, restricted or grants of options to purchase shares of common stock.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003

(UNAUDITED)

NOTE 7

EMPLOYEE STOCK OPTIONS (CONTINUED)

The exercise price is the fair market value of the shares at the date of the grant of the options.

Vesting terms of the options are determined by the Committee.

The Company has elected to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Through its operating subsidiaries, Security Bancorp, Inc. ("SBI") and InterCash POS Systems, Ltd. ("InterCash"), Moneyflow Systems International Inc. ("Moneyflow" or the "Company") is in the business of supplying, installing, maintaining and managing Automated Teller Machines ("ATMs"), Point of Sale terminals ("POS") and other Electronic Funds Transfer Devices and providing transaction processing services for these devices. The machines are placed on the premises of property owners and businesses for the purpose and convenience of dispensing cash and other services to the public.  Moneyflow currently operates 240 ATM terminals and over 225 POS terminals in five Canadian provinces and employs 10 independent distributors. Its terminals accept Visa, Mastercard, Interac, Maestro, Cirrus, Circuit and American Express (Canada). Presently, the Company only has locations in Canada.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified several accounting principles that we believe are key to an understanding of our financial statements.  These important accounting policies require management's most difficult, subjective judgments.

Principles of Consolidation

The consolidated financial statements include the accounts of Moneyflow Systems International, Inc. and its wholly owned subsidiaries, Security Bancorp, Inc. and InterCash POS Systems, Ltd.

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

Surveillance equipment, parts, supplies and counterfeit detectors – first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost.  Major renewals and improvements are charged to the asset accounts while replacements, maintenance, and repairs, which do not improve or extend the lives of the respective assets, are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.

Moneyflow depreciates property and equipment as follows:

Financial statement reporting – straight line method as follows:

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

Foreign Currency Translation

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

SELECT FINANCIAL INFORMATION

Three Month Period Ended

  Nine Month Period Ended

07/31/03

   07/31/02

07/31/03

  07/31/02

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

Statement of Operations Data

   Total revenue

$

387,825

$

220,062

$

1,007,948

$

638,058

Operating income (loss)

(8,766)

(191,782)

16,976

(731,667)

Net earnings (loss) after tax

(9,793)

(190,972)

14,843

(682,430)

Net earnings (loss) per share                               (0.00)

             (0.01)                  0.00                     (0.03)

Balance Sheet Data

Total assets

533,868

484,520

533,868

484,520

Total liabilities

199,627

131,264

199,627

131,264

Stockholders' equity

334,241

353,256

334,241

353,256

Results of Operations

The three months ended July 31, 2003 compared to the three months ended July 31, 2002.

Revenues  Revenues increased approximately 76% to $387,725 in the three months ended July 31, 2003 from $220,062 in the three months ended July 31, 2002. The increase was the result of an increase in sales of Automated Teller Machines, Point of Sale terminals and related equipment and services and a 28% increase in fee income. Included in the sales increase for the three months ended July 31, 2003 was one sale to an investor for approximately $90,720.

Fee Income  Fee income increased 28% to $181,218 in the three months ended July 31, 2003 from $141,370 in the three months ended July 31, 2002. The increase was due to an increase in the number of machines on long term contracts and an increase in the number of transactions on those machines.

Cost of Sales and Gross Profit  The cost of sales of $160,463 in the three months ended July 31, 2003 increased from $63,166 for the three months ended July 31, 2002. The gross profit percentage for the three months ended July 31, 2003 of 41% increased from 29% for the three months ended July 31, 2002.  The increase is due to an increase in sales price per unit sold.

Selling, General and Administrative Expenses  Selling, general and administrative expenses increased 30% to $236,128 in the three months ended July 31, 2003 from $182,011 in the three months ended July 31, 2002. The increase in expenses resulted from an increase of accounting expenses, sales and marketing activity, and employer wage costs of $11,600, $13,617, and $47,300 respectively.

Interest Expense  Interest expense increased to $1,036 in the three months ended July 31, 2003 from $0 in the three months ended July 31, 2002.  The increase in interest is a result of a capital lease entered into in November 2002 and an interest bearing loan received from a stockholder.

Net Income (Loss) Before Corporation Income Taxes (Benefit)  Net loss decreased to $9,793 for the three months ended July 31, 2003 from a net loss of $190,972 for the three months ended July 31, 2002. The decrease in net loss was primarily the result of $250,000 of prepaid consulting fees being amortized in the three months ended April 30, 2002 that were completely amortized by July 31, 2002 and therefore not present in the three months ended July 31, 2003.

Corporation Income Taxes (Benefit)  Corporation income tax for the three months ended July 31, 2003 was $0 compared to a benefit of $810 for the three month period July 31, 2002. No income tax benefit or expense is available due to the availability of net operating loss carryforwards.

Foreign Currencies  The key foreign currencies in which the Company effects transactions are the Canadian dollar and the United States Dollar.  For the three month period ended July 31, 2003, the average exchange rate was 1.3724 United States Dollars to Canadian Dollars. This is an 11% decrease from the three month period ended July 31, 2002 in which the average exchange rate was 1.5422 United Dollars to Canadian Dollars

The nine months ended July 31, 2003 compared to the nine months ended July 31, 2002.

Revenues  Revenues increased approximately 58% to $1,007,948 in the nine months ended July 31, 2003 from $638,058 in the nine months ended July 31, 2002.  The increase was mainly a result of an increase in sales of Automated Teller Machines, Point of Sale terminals and related equipment and services and a 23% increase in fee income. Included in the sales increase for the nine months ended July 31, 2003 were two sales to purchasers for approximately $87,000 and $90,720.

Fee Income  Fee income increased 23% to $478,516 in the nine months ended July 31, 2003 from $388,042 in the nine months ended July 31, 2002.  The increase is due to an increase in the number of machines on long term contracts and an increase in the number of transactions on those machines.

Cost of Sales and Gross Profit  The cost of sales of $389,771 in the nine months ended July 31, 2003 increased from $208,704 for the nine months ended July 31, 2002. The gross profit percentage for the nine months ended July 31, 2003 of 39% increased from 33% for the nine months ended July 31, 2002.  The increase is due to an increase in sales price per unit sold.

Selling, General and Administrative Expenses  Selling, general and administrative expenses increased approximately 22% to $601,201 in the nine months ended July 31, 2003 from $494,364 in the nine months ended July 31, 2002.  While accounting, sales and marketing, and employer wage costs increased by $11,200, $65,600, and $50,800 respectively, legal fees and office expense decreased by $23,900 and $8,200 respectively.

Interest Expense  Interest expense increased to $2,157 in the nine months ended July 31, 2003 from $0 in the nine months ended July 31, 2002. The increase in interest is a result of a capital lease entered into November 2002 and an interest bearing loan received from a stockholder.

Net Income (Loss) Before Corporation Income Taxes (Benefit)  Net income increased to $14,843 for the nine months ended July 31, 2003 from a net loss of $731,667 for the nine months ended July 31, 2002.  The increase in net income was primarily the result of $500,000 of prepaid consulting fees that were completely amortized by July 31, 2002 and therefore not present in the nine months ended July 31, 2003.

Corporation Income Taxes (Benefit)  Corporation income tax for the nine months ended July 31, 2003 was $0 compared to a benefit of $49,247 for the nine month period July 31, 2002.  No income tax benefit or expense is available due to the availability of net operating loss carryforwards.

Foreign Currencies  The key foreign currencies in which the Company effects transactions are the Canadian Dollar and the United States Dollar. For the nine month period ended July 31, 2003, the average exchange rate was 1.4707 United States Dollars to Canadian Dollars. This is 7% decrease from the six month period ended April 30, 2002 in which the average exchange rate was 1.5737 United States Dollars to Canadian Dollars.

Liquidity

Net cash used by operating activities for the nine months ended July 31, 2003 was $14,145 compared to $35,224 used by operating activities for the nine months ended July 31, 2002. The $21,079 decrease net of non-cash transactions was primarily due to:

a.

Accounts receivable increased $67,710 in the nine months ending July 31, 2003 as compared to a decrease of $59,809 in the nine months ending July 31, 2002.  The net use of operating cash in 2003 is a result of customer terms changing to transaction based financing agreements in the nine months ended July 31, 2003 rather than standard terms of net 30 in the nine months ended July 31, 2002.

b.

Inventories decreased $24,628 in the nine months ending July 31, 2003 as compared to an increase of $129,850 in the nine months ending July 31, 2003.  The net increase of operating cash in 2003 is a result of the increase of sales in the nine months ended July 31, 2003.

c.

Prepaid expenses and deposits increased $7,589 in the nine months ending July 31, 2003 as compared to a decrease of $1,927 in the nine months ending July 31, 2002.  The net use of operating cash in 2003 is a result of the Company's decision to secure services in advance through prepayment.

d.

Accounts payable and accrued expenses increased $15,701 in the nine months ending July 31, 2003 as compared to an increase of $87,995 in the nine months ending July 31, 2002.  The smaller net increase of operating cash in 2003 is a result of the Company's desire to reduce debt and its increased ability to pay for goods and services in a timely manner.

e.

Customer deposits increased $14,194 in the nine months ending July 31, 2003 as compared to $0 in the nine months ending July 31, 2002.  The net use of operating cash in 2003 is a result of the Company's policy of requiring certain customers to provide  a deposit in order to secure the sale.

f.

Corporation income taxes decreased $29,886 in the nine months ending July 31, 2003 as compared to a decrease of $44,057 in the nine months ending July 31, 2002.

The Company plans to remedy the deficiency of operating cash flows by increasing sales of terminals and services, which proportionally increases fee income.  While we plan to take steps to increase sales, there can be no assurance that we will be able to increase sales.

Our investing activities for the nine months ended July 31, 2003 used $10,220 for purchases of property and equipment, as compared to $11,778, which was used in the nine months ended July 31, 2002.  The Company invested  $5,681 in cash in Automated Teller Machines, point of sale terminals as compared to  $0 for the nine months ended July 31, 2003.

Our financing activities for the nine months ended July 31, 2003 provided cash of $21,743 compared to $0 for the nine months ended July 31, 2002.  The primary change was that the Company obtained a $32,158 loan from a stockholder during the nine months ended July 31, 2003, compared to no financing activities for the nine months ended July 31, 2002.  The loan was received by the Company on February 24, 2003.  The original amount of the loan was $32,158, of which the Company has repaid $12,374.  The loan bears an interest rate of 12% per annum and is payable in monthly installments of $2,857 including principal and interest.  The Company retains the right to increase the monthly payments and to pay the entire loan and interest earlier than the due date of March 1, 2004.  The loan is secured by all of the assets of InterCash which totaled $234,934 at July 31, 2003.

Capital Resources

Working capital is summarized and compared as follows:

July 31, 2003

July 31, 2002

Current assets

$

497,046

$

460,332

Current liabilities                                                           192,877                           117,078

Working capital

$

304,169

$

343,254

At July 31, 2003, stockholders' equity was $334,241 as compared to a stockholders' equity of $290,099 at October 31, 2002. The $44,142 change in stockholders' equity is accounted for as follows:

Increase in Stockholders' Equity

Net income

$

14,843

Foreign currency translation adjustment

29,299

Net change

$

44,142

The Company currently has no material commitments for capital expenditures.

The Company has $19,784 of debt payments related to the shareholder loan due within the next year.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company's Form 10-KSB, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and are generally set forth below and particularly discussed in the Company's Form 10-KSB for the year ended October 31, 2002 and in the Company's Forms 10-QSB for the periods ended January 31, 2003 and April 30, 2003.

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

  There is a limited market for our common stock.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits:

4.3

2002 Stock Option Plan, dated July 31, 2002

10.10

Directors Loan

31.1

Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32

Section 1350 Certifications

(b)

Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 15, 2003

MONEYFLOW SYSTEMS INTERNATIONAL INC., a Nevada corporation

By:

/s/ Harold F. Schultz

Harold F. Schultz, President, CEO, Director, Chairman of the Board, CFO and Chief Accounting Officer

EXHIBIT 31.1

CERTIFICATION

I, Harold F. Schultz, Chief Executive Officer and Chief Financial Officer, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Moneyflow Systems International, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  September 15, 2003

By:

/s/ Harold F. Schultz

Harold F. Schultz

Chief Executive Officer and Chief Financial Officer

EXHIBIT 32

Section 1350 Certification

Pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Moneyflow Systems International, Inc., a Nevada corporation (the "Company"), hereby certifies that:

To my knowledge, the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended July 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  September 15, 2003

BY:

/s/ Harold F. Schultz

HAROLD F. SCHULTZ

CHIEF EXECUTIVE OFFICER

CHIEF FINANCIAL OFFICER