Form 10KSB
period 2003-10-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2004-02-06
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-KSB

X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2003

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ___________________.

Commission File No. 333-74928

MONEYFLOW SYSTEMS INTERNATIONAL INC.

(Name of Small Business Issuer in Its Charter)

______________________________________

Nevada	52-2325923
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Suite N, 7003 - Fifth Street SE Calgary, Alberta	T2H 2G2
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number, including area code:  (403) 319-0236

_______________________________

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

X   Yes          No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   X

The issuer's total net sales for the fiscal year ended October 31, 2003 were $1,291,801.

As of January 26, 2004, there were 18,037,000 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer.  As of January 26, 2004, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board, was approximately $915,000.

Documents Incorporated by Reference

None.

Transitional Small Business Disclosure Format:       Yes     X   No

PART I

ITEM 1.        BUSINESS

Unless the context otherwise requires, "Moneyflow", "Company", "we", "us" and "our" refer to Moneyflow Systems International Inc., and its subsidiaries combined.

Overview

Moneyflow Systems International Inc. ("Moneyflow") was incorporated on April 25, 2001 under the laws of the State of Nevada.  Security Bancorp Inc. ("Security Bancorp"), our wholly owned subsidiary, was organized on August 3, 1992 in Alberta, Canada and was inactive until January 5, 1999 when it changed its name to Security Bancorp Inc. and began operations under the name Ca$h Station™.  In July, 2001, Security Bancorp and Moneyflow approved a share exchange agreement whereby Moneyflow issued 14,000,000 shares of its common stock in exchange for 100% of the issued and outstanding shares of Security Bancorp.  In connection with this agreement, Security Bancorp became a wholly owned subsidiary of Moneyflow.  On April 1, 2002, Moneyflow formed a wholly owned Canadian subsidiary, Intercash POS Systems Ltd., ("Intercash") through which Moneyflow conducts its Point-of-Sale business.  Point-of-Sale terminals allow customers to use their debit and credit cards to make purchases and obtain cash on the premises of businesses.  Security Bancorp and Intercash currently have a website located at http://www.cashstation.net.  Security Bancorp and Intercash operate their ATMs and Point-of-Sale terminals under the trademark "Ca$h Station™."

Since May, 1999, Security Bancorp has been successful in supplying, installing, maintaining and managing ATM machines which it places on the premises of property owners and businesses for the purpose and convenience of dispensing cash and other services.  As of January 26, 2004, Security Bancorp and Intercash operate 237 ATMs and 236 Point-of-Sale terminals in five Canadian Provinces and utilize 5 independent distributors.  Security Bancorp is a member of the Automated Teller Machine Industry Association (ATMIA) which serves the industry in Canada and the United States.  Security Bancorp and Intercash have placed ATMs and Point-of-Sale terminals in convenience stores, grocery stores, service stations, hotels, motels, hospitals, night clubs, casinos, restaurants, truck stores, airports and many other locations.  Security Bancorp's ATMs accept VISA, Mastercard, Interac, Maestro, Cirrus, Circuit and American Express (Canada).

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

In addition, the issuer of the ATM card pays an "interchange" fee to Security Bancorp through DataWest for each transaction processed.  Interac Association sets a default level for the interchange fee.  DataWest forwards the interchange fee for Security Bancorp's transactions, net of fees owed to DataWest, to Security Bancorp.  Therefore, Security Bancorp's transaction fee revenues are actually generated from two sources – surcharges paid by the ATM users and interchange fees generated by issuers.

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

As of January 26, 2004, Security Bancorp and Intercash had placed and hold under management 237 ATMs and 236 Point-of-Sale terminals across Canada, primarily in the provinces of Ontario, Alberta, Saskatchewan and Manitoba.  We are also building a presence in British Columbia and certain other targeted Canadian provinces.

During 2002 and 2003, Moneyflow used five suppliers for the ATMs and Point-of-Sale terminals it sells – Hypercom Corporation, Schlumberger Sema, Tranax Technologies, Greenlink Technologies, and Triton Systems, Inc.  Two suppliers, Tranax Technologies and Greenlink Technologies, accounted for nearly all of Moneyflow's product purchases in fiscal year 2003.  Management believes that Moneyflow will be able to continue its relationship with these suppliers.  However, if Moneyflow is not able to continue its relationship with one or more of these suppliers, management believes that financial transaction hardware and software is readily available from alternate suppliers.

All of Moneyflow's ATM and Point-of-Sale transactions are currently processed by DataWest.  However, Interac Association continues to add new members and management believes enough competition exists among Interac members to allow Moneyflow to find an alternative provider to process its transactions if its contracts with DataWest are terminated or not renewed.

As of January 26, 2004, we had 10 independent distributors.  Our typical independent distributor agreement has an initial term of two years.  The distributor gets paid a portion of the sales price of each ATM or Point-of-Sale machine sold and also earns residual income from transaction fees generated by those machines.

Security Bancorp owns some of the ATMs that it manages.  However, Security Bancorp holds these ATMs as inventory and intends to sell them to appropriate buyers in the ordinary course of business.  The business reason for placing an ATM that has not yet been sold is to secure a location Moneyflow thinks is desirable before it gets taken by a competitor.  In addition, when the Company places (owns) the ATM it receives a larger portion of the transaction revenue than if the ATM were sold to (owned by) the location.

In July, 2001, Security Bancorp entered into a distribution agreement with Hypercom Corporation, a leading manufacturer of financial transaction hardware and software.  The first of these Point-of-Sale terminals was deployed in late September, 2001.  Security Bancorp's agreement with Hypercom had a 12-month term, beginning August 31, 2001.  In February of 2003, Rycom, Inc., the official Canadian representative of Hypercom Corporation, assumed Hypercom's contract with Security Bancorp and extended the contract through February 7, 2004.  Moneyflow will seek to renew this contract upon its expiration and management believes that the contract will be renewed on substantially similar terms as the expiring agreement.

In November, 2000, Security Bancorp entered into a three year contract for Point-of-Sale Connection Services and Software Licensing agreements with DataWest Ltd., enabling Security Bancorp to provide electronic transaction solutions for the Point-of-Sale and Interac Direct Payment (IDP) market.  This contract automatically continues and remains in force for two (2) successive terms of two (2) years each, unless terminated by either party.  In January 2002, Moneyflow entered into a new Connection Services Agreement with DataWest Ltd. to facilitate ATM transactions.  This agreement has an initial term of three years and is renewable for successive two year terms.  Security Bancorp pays DataWest a fee for each transaction processed and also pays a one-time fee for each ATM and Point-of-Sale terminal connected to DataWest's transaction processing network.

These agreements enable Security Bancorp to acquire, sell, service and manage ATM and Point-of-Sale terminals and related financial transactions.

New Product

In early 2003, Moneyflow introduced a new product, the CS Surveillance System ("CS Surveillance").  CS Surveillance is a remote access digital recording system.  The images recorded may be viewed remotely over the Internet.  Moneyflow expects that customers for this product would include retail and commercial businesses, homes, industrial facilities, government facilities and educational facilities.  Moneyflow assembles, tests and sells the CS Surveillance product to its customers. The CS Surveillance product is also leased to customers through third parties.  Management is considering whether to seek intellectual property protection for this new product.

Trademarks and Licenses

Our registered Canadian trademarks are:  "CA$H STATION" and "CASH FOR YOUR CUSTOMERS WHEN AND WHERE THEY NEED IT", both of which are owned by our subsidiary, Security Bancorp.  We believe that these trademarks are known and recognized within our market and are valuable to our business.  We intend to vigorously enforce all violations of our trademarks as we believe the goodwill associated with them is important to the development of our business.  Currently, Security Bancorp licenses its "CA$H STATION" trademark to Intercash for its use in connection with its Point-of-

Sale terminal operations.  All trademarks and trade names used in this Form 10-KSB are the property of their respective owners.

Growth Strategy and Market Niche

Moneyflow's plan is to capture immediate growth in the electronic financial transactions market as follows:

Short Term Strategy

  The immediate pursuit of additional sales agents, promotion, sale and installation of its CS Surveillance Systems.

  The purchase, sale and placement of additional ATMs and Point-of-Sale terminals over the next 18 months.

  To generate adequate working capital from operations and/or financing for growth in sales and leasing of ATMs and Point-of-Sale terminals.

Long Term Strategy

  Acquisition of existing ATM and Point-of-Sale networks owned by others.

  To expand our independent distribution sales force to provide uniform geographic coverage in target markets in Canada.

  To source potential merger/amalgamation candidates, identify and participate in joint ventures and strategic alliances with industry partners.

  To engage in new product development through technology acquisition, strategic alliances and joint venture opportunities.

  To identify and locate potential opportunities to expand our operations.

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

        We face competition for our new product, the CS Surveillance System.  In Canada, our competitors include ADT, Honeywell, GE and smaller companies which distribute surveillance products. The products offered by these competitors are similar to the CS Surveillance System, although management believes that the CS Surveillance System offers a level of quality and available features equivalent to the other products on the market as of the date of this filing.  Management also believes that Moneyflow's history of controlling the cost of the CS Surveillance System is a key factor in the product being competitive with similar products offered by our competitors.

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

Employees

We currently have eleven full-time employees and one part-time employee.  We have also engaged consultants to assist us in our operations.  As of January 26, 2004, we had 10 independent sales agents assisting us.

Government Regulations

As of the date of this filing, there are no pervasive regulations of our business.

ITEM 2.

PROPERTIES

Moneyflow's principal offices are located at Suite N, 7003 – Fifth Street SE, Calgary, Alberta T2H 2G2, telephone number (403) 319-0236.  These offices consist of 3,746 square feet on a lease that runs through April 30, 2007.  The monthly rental fee is CDN $2,029 (approximately US $1,292) plus taxes and operating costs.  The Company's management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company's current equipment is in good condition and is suitable for the operations involved.

ITEM 3.

LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended October 31, 2003.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Moneyflow had 18,037,000 shares of common stock outstanding as of January 26, 2004.

Number of Shareholders

The number of beneficial shareholders of record of the Common Stock of the Company as of the close of business on January 26, 2004 was approximately 52.

Dividend Policy

To date, the Company has no cash dividends on its Common Stock, and does not expect to pay cash dividends in the near term.  The Company intends to retain future earnings, if any, to provide funds for operation and growth of its business.

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

Period	Average Low	Average High
Fourth Quarter 2003	$0.06	$0.25
Third Quarter 2003	$0.10	$0.36
Second Quarter 2003	$0.16	$1.01
First Quarter 2003	$0.10	$1.33
Fourth Quarter 2002	$0.25	$0.25

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Disclosure of Equity Compensation Plans

The Company maintains the 2002 Stock Option Plan (the "Option Plan"), pursuant to which it may grant equity awards to eligible persons.  The Option Plan allows a committee of the Board of Directors to grant options to purchase up to 180,000 shares per individual per year to employees, officers, directors, consultants and advisors of the Company.  As of January 26, 2004, no options had been granted under the Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	N/A	N/A	1,800,000
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	N/A	N/A	N/A

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Through its operating subsidiaries, Security Bancorp, Intercash and Moneyflow is in the business of supplying, installing, maintaining and managing ATMs, Point-of-Sale terminals and other electronic funds transfer devices and providing transaction processing services for these devices.  The machines are placed on the premises of property owners and businesses for the purpose and convenience of dispensing cash and other services to the public. Moneyflow currently operates 237 ATM terminals and 236 Point-of-Sale terminals in five Canadian provinces and employs 10 independent distributors. Its terminals accept Visa, Mastercard, Interac, Maestro, Cirrus, Circuit and American Express (Canada). Presently, the Company only has locations in Canada.  In 2003 the Company developed, tested and began installing its "Remote Access Digital Surveillance Systems."  The testing phase has been completed and management expects to install a number of these systems in a variety of locations in the coming year.

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

Accounts and Contracts Receivable

Accounts and contracts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts and contracts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).

Inventories

Inventories are valued at the lower of cost or market. Cost is determined as follows:

Automated Teller Machines and Point of Sale Terminals held for resale – actual cost for the machine purchased.

Automated Teller Machines and Point of Sale Terminals – placements – actual cost for the machine purchased less accumulated depreciation. Depreciation is computed on the straight line basis over 10 years.

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

Foreign Currency Translation

The financial statements of our Canadian subsidiaries are measured using the Canadian dollar as the functional currency. Assets, liabilities and equity accounts of the companies are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchanges in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. The financial statements are presented in United States of America dollars.

Shipping and Handling Costs

The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Selected Financial Information

Year Ended

10/31/03

10/31/02

Statement of Operations Data

Total revenue

$

1,291,801

$

963,671

Operating income (loss)

$

13,880

$

(731,568)

Net income (loss) after tax

$

28,566

$

(746,804)

Net income (loss) per share

$                0.00

$             (0.04)

Year Ended

10/31/03

10/31/02

Balance Sheet Data

Total assets

$

483,035

$

478,185

Total liabilities

$

116,050

$

188,086

Stockholders' equity

$

366,985

$

290,099

Results of Operations

Year ended October 31, 2003 compared to year ended October 31, 2002.

Revenues

Revenues increased 34% from $963,671 in the year ended October 31, 2002 to $1,291,801 in the year ended October 31, 2003. The increase in revenues is summarized as follows:

Sales of Machines and Terminals.  Sales of machines and terminals increased 44% from $412,272 in the year ended October 31, 2002 to $597,294 in the year ended October 31, 2003.

CS Surveillance Systems.  Sales of the new surveillance product accounted for $59,670 of the $185,022 of sales increases, or 32% of the total increase in sales.  This product was not sold in fiscal year 2002.

Fee Income.  Fee income increased 26% from $532,506 in the year ended October 31, 2002 to $671,575 in the year ended October 31, 2003. The increase was due to an increase in the number of machines and terminals on long-term contracts and an increase in the number of transactions on those machines and terminals.  Management's focus is to strategically market its machines and terminals in order to capture prime locations. The Company's long-term marketing strategy is to generate fee income through placing machines and terminals as rapidly as possible.

Cost of Sales and Gross Profit

The cost of sales of $465,842 in the year ended October 31, 2003 increased from $392,050 for the year ended October 31, 2002. The gross profit percentage for the year ended October 31, 2003 was 22% compared to 5% for the year ended October 31, 2002. The increase in gross profit percentage was primarily due to an increase in sales prices for our products, an increase in sales of products with greater margins, and a reduction in the cost of machines purchased.

Selling, General and Administration Expenses

Selling, general and administrative expenses increased 28% to $812,079 for the year ended October 31, 2003 from $636,522 for the year ended October 31, 2002. The increase in expenses resulted from increases in accounting, agent fees and payroll of $8,400, $19,800 and $68,669, respectively. Included in the increased expenses is approximately $22,000 which was attributable to additional marketing and payroll for the new surveillance product.  Professional fees of $146,000 for legal and accounting services were incurred to comply with SEC filing requirements.

Consulting Fees, Non-Cash

For the year ended October 31, 2002, the Company expensed the balance of its non-cash consulting fees in the amount of $666,667. The Company did not have any non-cash consulting fee expense in the year ended October 31, 2003.

Insurance Recovery

For the year ended October 31, 2003, the Company was able to recover $18,000 from an insurance carrier for cash that was stolen from ATM machines in prior years.

Interest Expense

Interest expense increased to $3,125 in the year ended October 31, 2003 from $72 in the year ended October 31, 2002. The increase in interest is a result of a capital lease entered into in November 2002 and an interest bearing loan received from a stockholder.

Net Income (Loss) Before Corporation Income Taxes (Benefit)

The Company had a net income before corporation income taxes of $28,566 for the year ended October 31, 2003 compared to a net loss of $733,391 for the year ended October 31, 2002. The decrease in net loss was primarily the result of:

a.

$666,667 of prepaid consulting fees being amortized for the year ended October 31, 2002 that were completely amortized in that year and therefore not present in the year ended October 31, 2003.

b.

Increase in net profit from operations due to the increase in revenues of $328,130.

Corporation Income Taxes (Benefit)

Corporation income tax for the year ended October 31, 2003 was $0 compared to a tax of $13,413 for the year ended October 31, 2002.  No income tax expense was due for the year ended October 31, 2003 due to the availability of net operating loss carryforwards.

Foreign Currencies

The key foreign currencies in which the Company effects transactions are the Canadian dollar and the United States dollar. For the year ended October 31, 2003, the average exchange rate was 1.44309 United States dollars to Canadian dollars. This is an 8% decrease from the year ended October 31, 2002 in which the average exchange rate was 1.57379 United States dollars to Canadian dollars.

Capital and Sources of Liquidity

Moneyflow currently has no material commitments for capital expenditures and has nominal fixed expenses such as an annual lease payment of approximately $15,000 to $20,000 per year.

Management of Moneyflow expects that cash and the cash flow from future operations will be sufficient to allow us to meet the expected growth in demand for our products and services.  However, we cannot be assured that our sales will meet our growth expectations.  Should this fail to occur, we may elect to (i) reduce the planned expansion of operations or (ii) pursue other financing alternatives such as an equity offering or borrowings.  Our planned growth and profitability could be delayed or diminished if the two options listed above are not implemented or financing is unavailable.

Net cash used by operating activities was $45,977 for the year ended October 31, 2003 compared to $15,599 used for the year ended October 31, 2002.  The $30,378 increase in cash used by operating activities was primarily due to the following:

October 31, 2003

Cash was provided by:

Net income plus depreciation and

   provision for doubtful accounts

$

66,066

Decrease in inventories

21,720

Others

1,571

Total

$

89,357

Cash was used by:

Increase in accounts, contracts and other receivables

$

25,885

Increase in prepaid expenses and deposits

4,968

Reduction in accounts payable, accrued

  expenses and deferred income

41,660

Payment of corporation taxes

62,821

Total

$

135,334

 Net cash used by operating activities

$

45,977

October 31, 2002

Cash was provided by:

Decrease in accounts, contracts and other receivables

$

2,954

Increase in accounts payable, accrued

  expenses and deferred income

80,885

Increase in corporation taxes

18,005

Total

$

101,844

Cash was used by:

Net loss less depreciation, provision for

  doubtful accounts and non-cash

  consulting fees

$

41,185

Increase in inventories

70,207

Increase in prepaid expenses and deposits

6,051

Total

$

117,443

Net cash used by operating activities

$

15,599

Net cash used by investing activities decreased to $15,229 for the year ended October 31, 2002 from $19,999 for the year ended October 31, 2001.  Cash used by investing activities for the year ended October 31, 2003 was for the acquisition of property and equipment.

Net cash provided by financing activities for the year ended October 31, 2003 was $10,910 as compared to cash used of $138 for the year ended October 31, 2002. The cash provided for the year ended October 31, 2003 was from the proceeds of $32,158 from an officer's note, net of $21,248 used to repay notes and capital leases payable.

In January 2003, Moneyflow executed a letter agreement with 1st SB Partners Ltd., located in New York, New York.  1st SB Partners Ltd. was to provide financial consulting services to Moneyflow, to seek capital funding for Moneyflow on a best efforts basis.  In exchange for these services, Moneyflow paid US $5,000, and was obligated to issue 750,000 shares of its common stock to 1st SB Partners Ltd. upon the receipt of the initial funds raised, along with a fee of 10% of capital raised.  After payment of the $5,000 and prior to any fund raising or share issuance the parties mutually agreed to cancel the agreement with no further obligation on the part of either party.

As of October 31, 2003, Moneyflow had working capital of $330,657, consisting of current assets of $427,639 and current liabilities of $96,982.  Moneyflow had working capital of approximately $262,000 at October 31, 2002 consisting of current assets of approximately $446,000 and current liabilities of approximately $184,000.  Moneyflow believes that its working capital is sufficient to fund its present operations.

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

Operating an American public company involves substantial costs to comply with reporting obligations under federal securities laws which are continuing to increase as provisions of the Sarbanes Oxley Act of 2002 are implemented.  These reporting obligations have already increased our operating costs and adversely affected our profits.  We may not reach sufficient size to justify our public reporting status.  If we were forced to become a private company, then you may lose your ability to sell your shares or to sell them at a premium over what you paid for them.

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

Based on the number of ATMs and Point-of-Sale machines deployed, several of our Canadian competitors are much larger than we are.  At least three of our competitors have over 650 ATMs in service.  One competitor, Direct Cash, has even acquired its own "switch" and is therefore not dependent on a third party to process its transactions with Interac.  We also experience competition for our CS Surveillance product, and some of our competitors are larger than we are.  There is nothing proprietary about any of our products and we could be forced out of business by competitors which significantly undercut our prices.

We depend on key management personnel and the loss of any of them would seriously disrupt our operations.

At present, we operate with eleven full-time employees, including Harold Schultz, our President and CEO, and Richard Scott, our Vice President of Corporate Sales, and Cori Crawford, our Vice President of Operations.  The loss of these employees would have a material adverse effect on our operations and we may not be able to hire satisfactory employees to replace these employees.  Even if we could locate suitable replacements, it is unlikely that we could hire them on or upon terms and conditions comparable to what we presently pay our current employees.  We do not currently have employment contracts with these employees.

Our operations are not diversified and we will not have the benefit of reducing our financial risks by relying on other revenues.

We are engaged in the business of supplying, installing, maintaining and operating electronic financial transaction terminals commonly referred to as Automated Teller Machines or ATMs and Point-of-Sale Terminals, which are placed on the premises of businesses to dispense cash and provide purchase payment systems and other services to consumers.  We also assemble and sell a surveillance product.  As a result, our financial viability will depend exclusively on our ability to generate revenues from our operations.  We will not have the benefit of reducing our financial risks by relying on revenues derived from other operations.

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

ITEM 8A.

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

(a)

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of our directors and executive officers, their ages, and certain other information about them are set forth below:

Name	Age	Position
Harold F. Schultz	71	Chairman of the Board, President, CEO, CFO
Dale B. Tingley	51	Director
Richard J. Scott	56	Director, Vice President – Corporate Sales Development
Douglas A. McDougall	55	Director

All of the above officers and directors began their initial terms in April of 2001, except for Mr. McDougall, who began his term in July of 2003.

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

Richard J. Scott, P. Eng., Director, Vice President – Corporate Sales.  Mr. Scott has been a Director and Vice President of Moneyflow since its inception.  Mr. Scott also serves as a Director of Security Bancorp, Inc. and has held that position since 1999.  Mr. Scott is a Professional Engineer and has over 28 years experience in developing and implementing marketing plans and strategies for the Canadian and international marketplace.  Prior to joining Security Bancorp, Inc., Mr. Scott served as marketing coordinator for a Canadian public company, Enviro FX, Inc. from 1998 to 1999.  Prior to that, Mr. Scott was division manager of Industrial Equipment Brokers International from 1996 to 1997.

Alec McDougall, Director.  Mr. McDougall's career has spanned several senior engineering posts with CP Rail, the City of Calgary, the City of Lethbridge, Alberta and positions in private engineering firms.  In 1997 he joined Canadian Crude Separators (CCS) as President and COO.  Mr. McDougall is also President of ECCO Waste Systems, a company involved in the disposal of construction and demolition debris and non hazardous waste.  He is currently Project Director for the TPO Project with the City of Calgary and five private sector partners.  He is responsible for design and construction of major transportation and land development projects. His diverse professional and business experience continues to be a valuable asset to the Company.  Mr. McDougall received his BSc in Civil Engineering in 1972.

Conflicts of Interest Policy

Moneyflow has adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards.  These transactions must also be approved by a majority of the disinterested directors of Moneyflow's Board of Directors.

ITEM 10.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US $)	Bonus (US $)	Other Annual Compensation (US $)	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts
Harold Schultz (President, CEO & CFO)	2001	26,250	0	0	0	0	0
	2002	38,800	0	0	0	0	0
	2003	41,577	0	0	0	0	0

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There are currently 18,037,000 common shares outstanding.  The following tabulates holdings of shares of Moneyflow by each person who, subject to the above, as of January 26, 2004, holds of record or is known by Management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Moneyflow individually and as a group.

SHARE OWNERSHIP AS OF JANUARY 26, 2004
Name and Address of Beneficial Owner (1)	Amount of Common Shares Owned	Percent of Common Shares Owned

Harold F. Schultz (2) (3)	3,916,700	21.7%
Box 4456 Station "C"
Calgary, Alberta T2T 5N3

Douglas A. McDougall (2) (4)	1,144,000	6.3%
916 Rideau Road, SW
Calgary, Alberta T2S 0R6

Dale Tingley (2)	4,472,000	24.8%
Suite N – 7003 5th Street SE
Calgary, Alberta T2H 2G2

Richard J. Scott (2)	2,023,300	11.2%
Suite N – 7003 5th Street SE
Calgary, Alberta T2H 2G2

All Officers and Directors
as a group (4 persons)	10,412,000	57.7%

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

(4)

All shares beneficially owned by Mr. McDougall are held of record by Altess Investments, an entity owned and controlled by Mr. McDougall, a director of Moneyflow.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since inception, Moneyflow through its wholly owned subsidiary, Security Bancorp Inc., has had an arrangement with Advance Contracting Services Ltd., whose sole shareholder, officer and director is Harold F. Schultz, President of Moneyflow.  As part of this arrangement, Security Bancorp pays a monthly consulting fee to Advance in the amount of CDN$5,000 (approximately US$3,465) for Mr. Schultz's services to Security Bancorp.  No written agreement has been entered into and this arrangement is terminable at will.  The parties anticipate entering into a formal employment agreement with Mr. Schultz to ensure that Mr. Schultz continues to work for Moneyflow.

Since inception, Moneyflow through its wholly owned subsidiary, Security Bancorp Inc., has had an arrangement with Laresco Holdings Ltd., whose sole shareholder, officer and director is Richard J. Scott, Vice President of Moneyflow.  As part of this arrangement, Security Bancorp pays a monthly consulting fee to Laresco in the amount of CDN$4,000 (approximately US$2,770) for Mr. Scott's services to Security Bancorp.  No written agreement has been entered into and this arrangement is terminable at will.  The parties anticipate entering into a formal employment agreement with Mr. Scott to ensure that Mr. Scott continues to work for Moneyflow.

ITEM 13.

EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)

The following documents are filed as part of this report:

Page Number

1.

Financial Statements:

Report of Independent Auditors

F-1

Consolidated Balance Sheets at October 31, 2003

F-3

Consolidated Statements of Operations for each of the two years ended October 31, 2003

F-4

Consolidated Statements of Stockholders' Equity for each of the two years ended October 31, 2003

F-5

Consolidated Statements of Comprehensive (Loss) for each of the two years ended October 31, 2003

F-6

Consolidated Statements of Cash Flows for each of the two years ended October 31, 2003

F-7

Notes to Consolidated Financial Statements

F-8

Exhibits included or incorporated herein:  See Exhibit Index.

(b)

Reports on Form 8-K:

None.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal year ended October 30, 2003, Farber and Hass, L.L.P. ("Farber and Hass") served as our principal independent accountant.  Farber and Hass billed the approximate fees respectively set forth below:

Audit Fees

Aggregate fees for services rendered in connection with its audit of the Company's consolidated financial statements and review of the Company's Form 10-QSBs were $19,015 in fiscal year 2003 and $6,380 in fiscal year 2002.

Financial Information Systems Design and Implementation Fees

Aggregate fees for financial information systems design and implementation services were $0 by Farber and Hass, during the year ended October 30, 2003.

The Company makes all management decisions with respect to its financial information systems, and is responsible for evaluating the adequacy of such systems and for establishing and maintaining the Company's system of internal accounting controls.

All Other Fees

Aggregate fees for (i) tax services were $__0____ by Farber and Hass; and (ii) non-financial statement audit services such as due diligence procedures associated with acquisitions and assistance with regulatory filings were $__0___  by Farber and Hass.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONEYFLOW SYSTEMS INTERNATIONAL, INC.,

a Nevada corporation

Date:  February 5, 2004

By: /s/ Harold F. Schultz

Harold F. Schultz

Chairman of the Board, President, Chief Financial

Officer and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Harold F. Schultz Harold F. Schultz	Chairman of the Board, President, Chief Financial Officer and Chief Executive Officer	February 5, 2004
/s/ Dale Tingley Dale Tingley	Director	February 3, 2004
/s/ Richard James Scott Richard James Scott	Vice President – Corporate Sales and Director	February 5, 2004
/s/ Douglas Alec McDougall Douglas Alec McDougall	Director	February 6, 2004

EXHIBIT INDEX

Exhibit No.	Description
2.1[1]	Acquisition Agreement dated as of July 15, 2001 between Moneyflow Systems International Inc. and Security Bancorp Inc.
3.1[1]	Articles of Incorporation
3.2[1]	Bylaws
4.2[1]	2001 Stock Option Plan dated November 1, 2001
4.3[6]	2002 Stock Option Plan, dated July 31, 2002
10.1[3]	Connection Services Agreement dated December 20, 2001 with TCS Canada, Ltd.
10.2[3]	Agreement for Credit Card Processing Services dated November 15, 2001 with TCS Canada, Ltd.
10.5[3]	Letter Agreement dated July 26, 2001 with Hypercom Canada, Ltd., as amended and assumed by Letter Agreement dated February 7, 2003 with Rycom, Inc.
10.8[2]	Lockup Agreement dated December 2001, between Moneyflow Systems International Inc. and John F. Kearney
10.9[5]	Letter Agreement dated January 17, 2003 with 1st SB Partners Ltd.
10.10[6]	Director's Loan dated February 24, 2003
16.1[4]	Letter on Change in Certifying Accountant
21.1[5]	Subsidiaries of the Company.
24.1[5]	Power of Attorney (see signature page of the Annual Report on Form 10-KSB).
31[7]	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32[7]	Section 1350 Certification

_______________

1.

Incorporated by reference from the Company's Form SB-2, filed with the SEC on December 11, 2001.

2.

Incorporated by reference from the Company's Form SB-2/A, filed with the SEC on May 7, 2002.

3.

Incorporated by reference from the Company's Form SB-2/A, filed with the SEC on June 11, 2002.

4.

Incorporated by reference from the Company's Form 8-K/A, filed with the SEC on January 27, 2003.

5.

Incorporated by reference from the Company's Form 10-KSB, filed with the SEC on February 14, 2003.

6.

Incorporated by reference from the Company's Form 10-QSB, filed with the SEC on September 15, 2003.

7.

Filed herewith.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders

  of Moneyflow Systems International, Inc.:

We have audited the accompanying consolidated balance sheet of Moneyflow Systems International, Inc. (the "Company") as of October 31, 2003 and the related consolidated statement of operations, stockholders' equity, comprehensive income (loss) and cash flows for the years ended October 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2002 and the results of its operations and its cash flows for the years ended October 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.

s/s Farber & Hass, LLP

Camarillo, California

January 16, 2004

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

OCTOBER 31, 2003

ASSETS

CURRENT ASSETS

    Cash and cash equivalents

$

77,356

    Accounts and contracts receivable, net of

       allowance for doubtful accounts of $24,262

95,497

    G.S.T. refund

5,994

    Inventories

225,644

    Prepaid expenses and other current assets

23,148

              TOTAL CURRENT ASSETS

$

427,639

PROPERTY AND EQUIPMENT, NET

   OF ACCUMULATED DEPRECIATION

53,264

OTHER ASSETS

    Rent security deposit

2,132

              TOTAL ASSETS

$

483,035

See Accompanying Notes.

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable and accrued expenses

$

59,505

    Deferred income

2,745

    G.S.T. and P.S.T. payable

1,571

    Canadian income taxes payable

15,567

    Note payable, stockholder

12,223

    Note payable, automobile, current portion

3,393

    Capital lease payable, current portion

1,978

              TOTAL CURRENT LIABILITIES

$

96,982

LONG - TERM LIABILITIES

    Note payable, automobile, long-term portion

13,291

    Capital lease payable, long-term portion

5,777

              TOTAL LONG-TERM LIABILITIES

19,068

STOCKHOLDERS' EQUITY

    Common stock,  par value $.001 per share

       Authorized 50,000,000 shares

       Issued and outstanding  - 18,037,000 shares

18,037

    Paid in capital in excess of par value of stock

1,203,359

    Accumulated deficit

(864,449)

    Accumulated other comprehensive income

      (Primarily cumulative translation adjustment)

10,038

              TOTAL STOCKHOLDERS' EQUITY

366,985

              TOTAL LIABILITIES AND

                 STOCKHOLDERS' EQUITY

$

483,035

See Accompanying Notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

2003

2002

REVENUES

       Sales of machines and terminals

$

597,294

$

412,272

       Fee income

671,575

532,506

       Other revenue

22,932

18,893

TOTAL REVENUES

1,291,801

963,671

COST AND EXPENSES

       Cost of sales

465,842

392,050

       Selling, general and administrative expenses

812,079

636,522

TOTAL COSTS AND EXPENSES

1,277,921

1,028,572

INCOME (LOSS) BEFORE CONSULTING FEES

13,880

(64,901)

CONSULTING FEES, NON-CASH

0

666,667

INCOME (LOSS) FROM OPERATIONS

 13,880

(731,568)

OTHER (INCOME) EXPENSES

       Insurance recovery

(17,818)

0

       Interest expense

3,125

72

       Interest income

(48)

(589)

       Loss on disposal of assets

55

2,340

TOTAL OTHER (INCOME) EXPENSES, NET

(14,686)

1,823

INCOME (LOSS) BEFORE CORPORATION

    INCOME TAXES (BENEFIT)

28,566

(733,391)

CORPORATION INCOME TAXES (BENEFIT)

0

13,413

NET INCOME (LOSS)

$

28,566

$

(746,804)

NET INCOME (LOSS) PER COMMON SHARE

       Basic and diluted

$

0.0

$

(0.4)

WEIGHTED AVERAGE NUMBER OF COMMON

   SHARES OUTSTANDING

       Basic and diluted

18,037,000

18,037,000

See Accompanying Notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

			Capital in		Accumulated
			Excess of		Other	Deferred
	Common Stock
			Par Value	Accumulated	Comprehensive	Consulting
	Shares	Amount	of Stock	Deficit	Income (Loss)	Services

Balance, November 1, 2001	18,037,000	$18,037	$1,203,359	$(146,211)	$(38,912)	$(666,667)

Deferred Consulting Services
Amortized to Operations	0	0	0	0	0	666,667

Foreign Currency
Translation Adjustment	0	0	0	0	630	0

Net (Loss) For The Year
Ended October 31, 2002	0	0	0	(746,804)	0	0

Balance, October 31, 2002	18,037,000	18,037	1,203,359	(893,015)	(38,282)	0

Foreign Currency
Translation Adjustment	0	0	0	0	48,320	0

Net Income For The Year
Ended October 31, 2003	0	0	0	28,566	0	0

Balance, October 31, 2003	18,037,000	$18,037	$1,203,359	$(864,449)	$10,038	$0

See Accompanying Notes.

4

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

2003

2002

NET INCOME (LOSS)

$

28,566

$

(746,804)

OTHER COMPREHENSIVE INCOME

     FOREIGN CURRENCY TRANSLATION

        ADJUSTMENT

48,320

630

NET COMPREHENSIVE INCOME (LOSS)

$

76,886

$

(746,174)

See Accompanying Notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

2003

2002

CASH FLOWS FROM OPERATING ACTIVITIES:

       Net Income (Loss)

$

28,566

$

(746,804)

       Adjustments to reconcile net income (loss)

         to net cash (used) by operating activities:

           Depreciation

23,774

17,207

           Amortization

0

153

           Loss on disposal of assets

0

2,340

           Consulting fees, non cash

0

666,667

           Provision for doubtful accounts

13,726

19,252

       Changes in operating assets and liabilities:

           Accounts, contracts and other receivables

(22,485)

2,954

GST refund

(3,399)

0

           Inventories

21,720

(70,207)

           Prepaid expenses and deposits

(4,968)

(6,051)

           Accounts payable and accrued expenses

(37,590)

74,069

           Customer deposits

(2,769)

2,769

Deferred income

(1,302)

4,047

Corporate income taxes

(50,495)

18,005

P.S.T. payable

1,571

0

G.S.T. assessment

(12,326)

0

              NET CASH (USED) BY

                 OPERATING ACTIVITIES

(45,977)

(15,599)

CASH FLOWS FROM INVESTING ACTIVITIES:

       Cash in Automated Teller Machines

 0

16,474

       Purchases of property and equipment

(15,229)

(36,728)

       Proceeds from sale of property and equipment

0

255

              NET CASH (USED) BY

                 INVESTING ACTIVITIES

(15,229)

(19,999)

CASH FLOWS FROM FINANCING ACTIVITIES:

       Proceeds from note payables

32,158

0

       Repayment of note payables

(20,218)

0

       Repayment of capital lease payable

(1,030)

(138)

            NET CASH PROVIDED BY

                FINANCING ACTIVITIES

10,910

(138)

EFFECT OF EXCHANGE RATE CHANGES ON CASH

   AND CASH EQUIVALENTS

48,320

See Accompanying Notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

2003

2002

NET (DECREASE) IN CASH

   AND CASH EQUIVALENTS

$

(1,976)

$

(35,106)

CASH AND CASH EQUIVALENTS, BEGINNING

 OF YEAR                                                                                                       79,332                 114,438

CASH AND CASH EQUIVALENTS, END OF YEAR

$

77,356

$

79,332

SUPPLEMENTAL DISCLOSURE OF CASH

   FLOW INFORMATION

       CASH PAID DURING THE YEAR FOR:

 Interest

$

3,125

$

72

           Taxes

$

15,567

$

29,945

SCHEDULE OF NON-CASH INVESTING AND

   FINANCING ACTIVITIES

       Purchase of property and equipment

with capital lease financing and note payable

$

16,967

$

8,311

See Accompanying Notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003 AND 2002

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and History of Company

Moneyflow Systems International Inc. (hereinafter referred to as the Company) was organized on April 25, 2001, under the laws of the State of Nevada.  The Company operates as a holding Company for acquisitions of subsidiaries.

Security Bancorp Inc. (hereinafter referred to as SBI) was organized on August 3, 1992, in Alberta, Canada and was inactive until January 5, 1999 when it changed its name to Security Bancorp Inc. and began operations under the trademark name of Ca$h Station(r).

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

Accounts and Contracts Receivable

Accounts and contracts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable. Contracts receivable normally are payable equally over a twelve month period and include interest ranging from 7% to 9% (Canadian)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003 AND 2002

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts and contracts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts and contracts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).

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

Automobile

5 years

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003 AND 2002

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

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

Advertising

Security Bancorp Inc. and InterCash POS Systems, LTD. expenses all advertising as incurred.  Advertising expenses for the year ended October 31, 2003 and 2002 were $7,758 and $3,719, respectively.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003 AND 2002

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

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003 AND 2002

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk (Continued)

Financial Instruments (Continued)

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas.  The Company routinely assesses the financial strength of its customers.  The Company normally does not require a deposit to support large customer orders.

Purchases

The Company relies primarily on two suppliers for its products.  Purchases for the years ended 2003 and 2002 are as follows:

2003

2002

Supplier A

$

278,044

$

 0

Supplier B

179,254

156,103

Supplier C

8,271

1,129

Supplier D

0

174,423

Total

$

465,569

$

331,655

Revenues

For the year ended October 31, 2003, the Company had two customers which accounted for 31% (21% and 10%) of total revenues.  For the year ended October 31, 2002, the Company had no customers which exceeded 10% of total revenues.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at October 31, 2003, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003 AND 2002

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The financial statements of SBI and POS are measured using the Canadian dollar as the functional currency. Assets, liabilities and equity accounts of SBI and POS are translated at exchange rates as of the balance sheet date.  Revenues and expenses are translated at average rates of exchange in effect during the year.  The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity.  Foreign currency transaction income in the amount of $1,015 are included in consolidated net income.  The financial statements are presented in United States of America dollars.

Recent Accounting Pronouncements

The FASB recently issued the following statements:

FASB 145

-

Rescission of FASB statements 4, 44 and 64 and amendment of FASB 13

FASB 146

-

Accounting for costs associated with exit or disposal activities

FASB 147

-

Acquisitions of certain financial institutions

FASB 148

-

Accounting for stock-based compensation

FASB 149

-

Amendment of statement 133 on derivative instruments and hedging activities

FASB 150

-

Accounting for certain financial instruments with characteristics of both liabilities and equity

These FASB statements did not have a material impact on the Company's financial position and results of operations.

NOTE 2

ACCOUNTS AND CONTRACTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts and contracts receivable comprised of the following:

Trade accounts receivable

$

70,488

Contracts receivable

49,271

$

119,759

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003 AND 2002

NOTE 2

ACCOUNTS AND CONTRACTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS (CONTINUED)

A summary of the allowance for doubtful accounts is as follows:

Balances, November 1, 2002

$

10,536

Addition to allowance

13,726

Balance, October 31, 2003

$

24,262

NOTE 3

INVENTORIES

Inventories are comprised of the following:

Automated teller machines

$

92,623

Point of Sale Terminals

122,341

Surveillance equipment

4,128

Counterfeit detectives

1,159

Parts and supplies

5,393

Total inventory

$

225,644

NOTE 4

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Furniture and fixtures

$

23,876

Computer equipment

25,101

Telephone equipment (Capital lease)

7,261

Surveillance equipment

1,915

Automobile

16,590

74,743

Less accumulated depreciation

21,479

     Total property and equipment

$

53,264

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003 AND 2002

NOTE 5

INCOME TAXES

2003

2002

Pretax Income (Loss)

United States of America

$

(18,906)

$

(7,735)

Canadian

47,472

(725,656)

Total

$

28,566

$

(733,391)

Provision (Benefit)

The provision (benefit) for/or refund of income taxes for the years ended October 31, 2003 and 2002 consist of the following:

2003

2002

Current

United States of America

$

0

$

0

Canadian

0

13,413

Deferred

United States of America

0

0

Canadian

0

0

Total provision (benefit)

$

0

$

 13,413

Deferred Tax Components

Significant components of the Company's deferred tax assets are as follows at October 31, 2003:

Net operating loss carryforwards

$

371,000

Fixed assets

(6,500)

364,500

Less valuation allowance

364,500

     Net deferred tax assets

$

0

The valuation allowance increased approximately $61,500 in the year ended October 31, 2003, representing primarily net Canadian taxable losses in 2003.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003 AND 2002

NOTE 5

INCOME TAXES (CONTINUED)

Net Operating Loss Carryforwards

United States Corporation Income Taxes

    Year of Loss

    Amount

 Expiration Date

October 31, 2001

$

182,000

October 31, 2021

October 31, 2002

549,000

October 31, 2022

$

731,000

Canadian Income Taxes

Amount

    Year of Loss

(Canadian Dollars)

 Expiration Date

October 31, 2001

$

48,000

October 31, 2008

October 31, 2002

312,000

October 31, 2009

October 31, 2003

165,000

October 31, 2010

$

525,000

NOTE 6

NOTE PAYABLE, STOCKHOLDER

On February 24, 2003, the Company received a loan from a stockholder.  The original amount of the loan was $32,158, of which the Company has repaid $19,935. The loan bears interest at 12% per annum and is payable in monthly installments of $2,857, including principal and interest.  The Company retains the right to increase the monthly payments and to pay the entire loan and interest earlier than the due date of March 1, 2004. The loan is secured by all of the assets of POS which totaled $196,761 at October 31, 2003.

Future minimum principal payments are as follows:

For the year ended:

October 21, 2004

$

12,223

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003 AND 2002

NOTE 7

NOTE PAYABLE, AUTOMOBILE

Note payable, automobile is due in monthly payments

of principal and interest of $283, including interest at

8%. The note matures on September 30, 2008 and is

secured by an automobile which costs $16,970 and

has a book value of $16,100.

$

16,684

Less: current portion

3,393

Net long-term debt

$

13,291

Maturities of long-term debt are as follows:

October 31, 2004

$

3,393

October 31, 2005

3,393

October 31, 2006

3,394

October 31, 2007

3,394

October 31, 2008

3,110

$

16,684

NOTE 8

BUSINESS SEGMENTS

FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments.  The Company has three reportable segments:  Automated Teller Machines, Point of Sale Terminals and General Corporation Administration.  Management evaluates performance based upon the operating earnings after income taxes.  All sales are in Canada.

Summarized financial information concerning the Company's reportable segments is shown on the following table:

Automated

   Point of

General

Teller

Sale

Corporation

Machines

Terminals

Administration

(Canada)

(Canada)

(United States)

Total

2003

Net revenues to

    external customers

$

927,996

$

363,805

$

0

$

1,291,801

Operating earnings (loss)

(51,319)

84,105

(18,906)

13,880

Total assets

273,810

196,761

12,464

483,035

Depreciation and amortization

15,296

8,478

0

23,774

Capital expenditures

32,196

0

0

32,196

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003 AND 2002

NOTE 8

BUSINESS SEGMENTS (CONTINUED)

Automated

   Point of

General

Teller

Sale

Corporation

Machines

Terminals

Administration

Total

2002

Net revenues to

    external customers

$

767,086

$

196,585

$

0

$

963,671

Operating earnings (loss)

(454,875)

(268,958)

(7,735)

(731,568)

Total assets

246,288

225,711

6,186

478,185

Depreciation and amortization

11,988

5,372

0

17,360

Capital expenditures

31,959

4,769

0

36,728

NOTE 9

COMMITMENTS AND CONTINGENCIES

Lease

On March 15, 2002, SBI leased its office facilities for a five year period that began on May 1, 2002. The lease requires monthly rentals of approximately $1,292 ($2,029 Canadian dollars) plus taxes and operating cost, with rent increasing yearly by $.38 ($.50 Canadian dollars) per square footage of gross leaseable area.

Future minimum lease payments excluding taxes and expenses are as follows:

October 31, 2004

$   19,218

October 31, 2005

20,640

October 31, 2006

22,062

October 31, 2007

  11,388

$  73,308

Rent expense including rental costs and taxes for the years ended October 31, 2003 and 2002 was $16,224 and $13,232, respectively.

Taxes

The Company's P.S.T. tax  returns were reviewed by a provincial tax department. The Company has accepted the assessment of $5,964 and has paid the assessment in full.  As a result of the review, the Company is required to file current and future provincial sales tax returns in Saskatchewan and British Columbia. At October 31, 2003, the current amount payable is $1,571.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003 AND 2002

NOTE 10

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

The Company has elected to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. No options were granted in 2003.

NOTE 11

4TH QUARTER INTERIM RESULTS OF OPERATIONS

Revenues

$

283,853

Costs and expenses

286,949

Loss from operations

$

(3,096)

Exhibit 31

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

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  February 5, 2004

By: /s/ Harold F. Schultz

Harold F. Schultz
Chief Executive Officer and Chief Financial Officer

Exhibit 32

Section 1350 Certification

Pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Moneyflow Systems International Inc., a Nevada corporation (the "Company"), hereby certifies that:

To my knowledge, the Annual Report on Form 10-KSB of the Company for the year ended October 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  February 5, 2004

By: /s/ Harold F. Schultz

Harold F. Schultz
Chief Executive Officer and Chief Financial Officer

2