Form 10QSB
period 2004-01-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2004-03-16
CIK 1159464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2004

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

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of March 15, 2004
Common stock, $0.001 par value	18,037,000
The issuer is not using the Transitional Small Business Disclosure format.

246639v1

3/11/2004

246581v1

i

3/10/2004

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

JANUARY 31, 2004

(UNAUDITED)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents

$

46,300

Accounts and contracts receivable, net of

  allowance for doubtful accounts of $30,421

48,967

G.S.T. refund

11,667

Inventories

230,345

Prepaid expenses and other current assets

17,679

Total current assets

354,958

PROPERTY AND EQUIPMENT, Net

  of accumulated depreciation

54,038

OTHER ASSETS - Rent security deposit

2,106

TOTAL ASSETS

$

411,102

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (CONTINUED)

JANUARY 31, 2004

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses

$

67,510

Deferred income

1,581

P.S.T. payable

362

Note payable, stockholder

3,070

Note payable, automobile, current portion

2,250

Capital lease payable, current portion

1,222

Total current liabilities

75,995

LONG-TERM LIABILITIES:

Note payable, automobile, long-term portion

10,786

Capital lease payable, long-term portion

4,294

Total long-term liabilities

15,080

STOCKHOLDERS’ EQUITY:

Common stock, par value $.001 per share;

  authorized, 50,000,000 shares;

  issued and outstanding, 18,037,000 shares

18,037

Paid in capital in excess of par value of stock

1,203,359

Accumulated deficit

(907,357)

Accumulated other comprehensive income

  (primarily cumulative translation adjustment)

5,988

Total stockholders’ equity

320,027

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY

$

411,102

See accompanying notes.

246581v1

3/10/2004

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003

(UNAUDITED)

2004

2003

REVENUES:

Sales of machines, terminals

  and surveillance equipment

$

42,530

$

120,412

Fees

185,198

144,171

Other revenue

2,696

2,515

Total revenues

230,424

267,098

COST AND EXPENSES:

Cost of sales

47,229

114,252

Selling, general and administrative

223,938

165,624

Total cost and expenses

271,167

279,876

LOSS FROM OPERATIONS

(40,743)

(12,778)

OTHER INCOME (EXPENSE):

Interest expense

(210)

(257)

Interest income

5

11

Loss on disposition of assets

(1,960)

0

Total other expense, net

(2,165)

(246)

LOSS BEFORE CORPORATION

  INCOME TAXES (BENEFIT)

(42,908)

(13,024)

CORPORATION INCOME TAXES (BENEFIT)

0

0

NET LOSS

$

(42,908)

$

(13,024)

NET LOSS PER COMMON SHARE -

  Basic and diluted

$

(0.0)

$

(0.0)

WEIGHTED AVERAGE NUMBER OF COMMON

  SHARES OUTSTANDING -

  Basic and diluted

18,037,000

18,037,000

See accompanying notes.

246581v1

3/10/2004

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2004

(UNAUDITED)

	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, November 1, 2003	18,037,000	$ 18,037	$ 1,203,359	$ (864,449)	$ 10,038	$ 366,985
Foreign Currency Translation Adjustment	0	0	0	0	(4,050)	(4,050)
Net (Loss)	0	0	0	(42,908)	0	(42,908)
Balance January 31, 2004	18,037,000	$ 18,037	$ 1,203,359	$ (907,357)	$ 5,988	$ 320,027

See accompanying notes.

246581v1

3/10/2004

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003

(UNAUDITED)

2004

2003

NET LOSS

$

(42,908)

$

(13,024)

OTHER COMPREHENSIVE INCOME (LOSS)

FOREIGN CURRENCY TRANSLATION

  ADJUSTMENT

(4,050)

5,491

NET COMPREHENSIVE LOSS

$

(46,958)

$

(7,533)

See accompanying notes.

246581v1

3/10/2004

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003

2004

2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss

$

(42,908)

$

(13,024)

Adjustments to reconcile net loss to net

  cash used by operating activities:

  Depreciation

7,271

6,272

  Amortization

0

0

  Provision for doubtful accounts

6,159

7,652

  Changes in operating assets and liabilities:

    Accounts, contracts and other receivables

40,371

(11,356)

    GST refund

(5,670)

0

    Inventories

(6,704)

(17,839)

    Prepaid expenses and deposits

5,495

(2,093)

    Accounts payable and accrued expenses

8,002

17,552

    Customer deposits

0

10,306

    Deferred income

(1,164)

2,623

    Corporate income taxes

(15,567)

(17,472)

    P.S.T. payable

(1,209)

0

    G.S.T. assessment

0

(7,446)

Net cash used by operating activities

(5,924)

(24,825)

CASH FLOWS FROM INVESTING ACTIVITIES -

  Purchases of property and equipment

(6,042)

(4,952)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of note payable to stockholder

(12,801)

0

Repayment of capital lease payable

(2,239)

(4)

Net cash used by financing activities

(15,040)

(4)

EFFECT OF EXCHANGE RATE CHANGES ON CASH

   AND CASH EQUIVALENTS

(4,050)

5,491

(Continued)

246581v1

3/10/2004

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003

2004

2003

NET DECREASE IN CASH

  AND CASH EQUIVALENTS

(31,056)

(24,290)

CASH AND CASH EQUIVALENTS,

  BEGINNING OF PERIOD

77,356

79,332

CASH AND CASH EQUIVALENTS,

  END OF PERIOD

$

46,300

$

55,042

SUPPLEMENTAL DISCLOSURE OF CASH

  FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:

  Interest

$

217

$

274

  Taxes

$

15,665

$

19,235

See accompanying notes.

246581v1

3/10/2004

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2004

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three-months ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ended October 31, 2004.  Accordingly, your attention is directed to footnote disclosures found in the October 31, 2003 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

Nature of Business and History of Company - Moneyflow Systems International Inc. (hereinafter referred to as the Company) was organized on April 25, 2001, under the laws of the State of Nevada.  The Company operates as a holding company for acquisitions of subsidiaries.

Security Bancorp Inc. (hereinafter referred to as SBI) was organized on August 3, 1992, in Alberta, Canada and was inactive until January 5, 1999 when it changed its name to Security Bancorp Inc. and began operations under the trademark name of Ca$h Station.

SBI is headquartered in Calgary, Canada and is in the business to supply, install, maintain and manage Automated Teller Machines (ATM’S), Surveillance Equipment and other Electronic Funds Transfer Devices and to provide transaction processing services for these devices.  The machines are placed on the premises of property owners and businesses for the purpose and convenience of dispensing cash and other services to the public.

InterCash POS Systems, LTD. (hereinafter referred to as POS) was organized on April 1, 2002 in Alberta, Canada and sells point of sale terminals and other electronic funds transfer devices.

Principles of Consolidation - The consolidated financial statements include the accounts of Moneyflow Systems International Inc. and its wholly-owned subsidiaries, Security Bancorp Inc. and InterCash POS Systems, LTD.

All material inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts and Contracts Receivable - Accounts and contracts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.  Contracts receivable normally are payable equally over a twelve month period and include interest ranging from 7% to 9% (Canadian).

Allowance for Doubtful Accounts - The allowance for doubtful accounts on accounts and contracts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts and contracts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, age of account balance, etc.).

246639v1

3/11/2004

Inventories - Inventories are valued at the lower of cost or market. Cost is determined as follows:

Automated Teller Machines and Point of Sale Terminals held for resale - actual cost for the machine purchased.

Automated Teller Machines and Point of Sale Terminals – former placements - actual cost for the machine purchased less accumulated depreciation.  Depreciation is computed on the straight line basis over 10 years.

Surveillance equipment, parts, supplies, and counterfeit detectors – first-in, first-out method.

Property and Equipment - Property and equipment are stated at cost.  Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.

The Companies depreciate the property and equipment as follows:

Financial statement reporting - straight line method as follows:

Furniture and fixtures

3 - 10 years

Computer equipment

5 years

Telephone equipment

5 years

Surveillance equipment

5 years

Automobile

5 years

Revenue Recognition Policy - The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable.  Sales are recorded net of sales discounts.  The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101).  Our revenues are recorded under two categories:

Revenue from the sale of Automated Teller Machines, Point of Sale Terminals and Surveillance Systems is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery of the units to our customer and the acceptance and activation of the units by the customer.

Revenue from transaction and service fees are earned daily and are electronically transferred to the Company from the processors.

Shipping and Handling Costs - The Company’s policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Advertising - Security Bancorp Inc. and InterCash POS Systems, LTD. expenses all advertising as incurred.  Advertising expenses for the three months ended January 31, 2004 and 2003 were $4,583 and $1,519, respectively.

Income Taxes - Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, “Accounting for Income Taxes”.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Net Income (Loss) Per Share - The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with FASB 128, any anti-dilutive effects on net earnings (loss) per share are excluded.

Accounting Estimates - Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were used.

Concentration of Credit Risk

Financial Instruments

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  The Company places its temporary cash investments in reputable financial institutions.

Concentrations of credit risk with respect to accounts and contracts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  The Company routinely assesses the financial strength of its customers and normally does not require collateral to support its receivables.  One customer accounted for 10% of total accounts receivable at January 31, 2004.

Purchases

The Company relies primarily on five suppliers for its products and services.

Revenues - For the three months ended January 31, 2004, the Company had two customers (16% and 22%) who exceeded 10% of total revenues.

Foreign Currency Translation - The financial statements of SBI and POS are measured using the Canadian dollar as the functional currency.  Assets, liabilities and equity accounts of SBI and POS are translated at exchange rates as of the balance sheet date.  Revenues and expenses are translated at average rates of exchange in effect during the year.  The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity.  The financial statements are presented in United States of America dollars.

Recent Accounting Pronouncements - In April 2003, the FASB issued 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."  This Statement rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that statement, SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”.  The rescission of these Statements alters the financial reporting requirements from gains and losses resulting from the extinguishments of debt.  These gains or losses should now be reported before extraordinary items, unless the two requirements for extraordinary items are met.  This statement also rescinds SFAS 44, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002.  Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary shall be reclassified.  The provision of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002.

In June of 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3.  SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3.  The Company adopted the provisions of SFAS 146 effective January 1, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure".  This Statement amends SFAS No. 123, "Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The alternative methods of transition of SFAS 148 are effective for fiscal year ending after December 15, 2002. The Company follows APB 25 in accounting for its employee stock options.  The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002 and has been incorporated into these consolidated financial statements and accompanying footnotes.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".  This Statement establishes standards for how an issuer of debt classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances) instead of equity.  The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted this Statement on July 1, 2003.

The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.

2.

INVENTORIES

Inventories are comprised of the following:

Automated Teller Machines

$

91,719

Point of Sale Terminals

111,663

Surveillance Equipment

9,616

Counterfeit detectives

752

Parts and supplies

16,595

Total inventories

$

230,345

246639v1

3/11/2004

3.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Furniture and fixtures

$

23,612

Computer equipment

26,376

Telephone equipment (Capital lease)

7,181

Surveillance equipment

2,488

Automobile

16,407

Total property and equipment

76,064

Less accumulated depreciation

22,026

Property and equipment, net

$

54,038

4.

NOTE PAYABLE, STOCKHOLDER

On February 24, 2003, the Company received a loan from a stockholder. The original amount of the loan was $32,158 of which the Company has repaid $29,088.  The loan bears an interest rate at 12% per annum and is payable in monthly installments of $3,098 including principal and interest.  The Company retains the right to increase the monthly payments and to pay the entire loan and interest earlier than the due date of March 1, 2004.  The loan is secured by all of the assets of POS which totaled $155,372 at January 31, 2004.

Future minimum principal payments are as follows:

For the year ended October 31, 2004

$

3,070

5.

BUSINESS SEGMENTS

FASB Statement No. 131 “Disclosures about Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments.  The Company has three reportable segments:  Automated Teller Machines, Point of Sale Terminals and General Corporation Administration.  Management evaluates performance based upon the operating earnings after income taxes.

Summarized financial information concerning the Company’s reportable segments is shown on the following table:

	Automated Teller Machines	Point of Sale Terminals	General Corporation Administration	Total
2004
Net revenues to external customers	$ 185,580	$ 44,844	$ 0	$ 230,424
Operating earnings (loss)	(34,068)	(708)	(5,967)	(40,743)
Total assets	249,003	155,372	6,727	411,102
Depreciation and amortization	5,134	2,137	0	7,271
Capital expenditures	6,042	0	0	6,042
2003
Net revenues to external customers	$ 195,467	$ 71,631	$ 0	$ 267,098
Operating earnings (loss)	(29,060)	18,717	(2,435)	(12,778)
Total assets	240,436	226,157	9,618	476,211
Depreciation and amortization	3,897	2,375	0	6,272
Capital expenditures	4,528	424	0	4,952

6.

COMMITMENTS AND CONTINGENCIES

Lease

On March 15, 2002, SBI leased its office facilities for a five year period that began on May 1, 2002.  The lease requires monthly rentals of approximately $1,552 ($2,029 Canadian dollars) plus taxes and operating costs, with rent increasing yearly by $.38 ($.50 Canadian dollars) per square footage of gross leaseable area.

Future minimum lease payments excluding taxes and expenses are as follows:

January 31, 2005

$19,338

January 31, 2006

20,766

January 31, 2007

11,460

$51,564

Rent expense including rental costs and taxes for the three months ended January 31, 2004 and 2003 was $3,901 and $3,607, respectively.

7.

EMPLOYEE STOCK OPTIONS

The Board of Directors and stockholders approved the Moneyflow Systems International, Inc. 2002 Equity Incentive Plan which permits the Board of Directors to grant, for a ten year period, both stock purchase rights and stock options.  The Company has reserved 1,800,000 shares of its common stock for issuance to the directors, employees and consultants under the Plan.  The Plan is administered by the Committee, which is made up of two or more directors who are non-employee directors and outside directors.  The Committee has the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock purchase rights or options will be granted, to designate the number of shares to be covered by each option or stock purchase right, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option or stock purchase right.  Options granted under the Plan will not have a term that exceeds ten years from date of grant.

The stock subject to the Plan and issuable upon exercise of options granted under the Plan are shares of the corporation’s common stock, no par value, which may be either unissued, restricted or grants of options to purchase shares of common stock.  The exercise price is the fair market value of the shares at the date of the grant of the options.  Vesting terms of the options are determined by the Committee.

The Company has elected to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.  No options have been granted since inception of the plan.

246639v1

3/11/2004

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Through its operating subsidiaries, Security Bancorp, Inc. ("SBI") and InterCash POS Systems, Ltd. ("InterCash"), Moneyflow Systems International Inc. ("Moneyflow" or the "Company") supplies, installs, maintains and manages Automated Teller Machines ("ATMs"), Point of Sale terminals ("POS") and other Electronic Funds Transfer Devices and provides transaction processing services for card holders using these devices.  The machines are placed on the premises of businesses for the purpose and convenience of dispensing cash and other services to the public and the Merchant.  Moneyflow currently provides these services to approximately 470 locations in five Canadian provinces and employs 5 independent distributors.  Its terminals accept Visa, MasterCard, Interac, Maestro, Cirrus, Circuit and American Express (Canada).

CS Surveillance Systems (a division of Security Bancorp Inc) has developed its own Remote Access Digital Video Recorder which is the central feature of its Surveillance Systems.  The Systems are being installed in business, industrial and government facilities to provide Remote Access Video Surveillance to detect events including, security intrusions, theft, vandalism, and for general surveillance.  To date 15 systems have been installed. Users of the system may access digital camera images remotely from anywhere in the world via the Internet.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  In consultation with our Board of Directors, we have identified several accounting principles that we believe are key to an understanding of our financial statements.  These important accounting policies require management's most difficult, subjective judgments.

Principles of Consolidation

The consolidated financial statements include the accounts of Moneyflow Systems International, Inc. and its wholly-owned subsidiaries, Security Bancorp, Inc. and InterCash POS Systems, Ltd.

All material inter-company accounts and transactions have been eliminated.

Revenue Recognition Policy

The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales discounts.  The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101).  Our revenues are recorded under two categories:

Revenue from the sale of Automated Teller Machines, Point of Sale Terminals and Surveillance Systems is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery, activation and acceptance of the units by our customer.

Revenue from transaction and service fees are earned daily and are electronically transferred to the Company from the processors.

246639v1

3/11/2004

Accounts and Contracts Receivable

Accounts and contracts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.  Contracts receivable normally are payable equally over a twelve month period and include interest ranging from 7% to 9% (Canadian).

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts and contracts receivable is charged against income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectibility is determined to be potentially impaired (bankruptcy, lack of contact, age of account balance, etc.).

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined as follows:

Automated Teller Machines and Point of Sale Terminals held for resale – actual cost for the machine purchased.

Automated Teller Machines and Point of Sale Terminals – former placements – actual cost for the machine purchased less accumulated depreciation.  Depreciation is computed on the straight line basis over 10 years.

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

3-10 years

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

Foreign Currency Translation

The financial statements of our Canadian subsidiaries are measured using the Canadian dollar as the functional currency. Assets, liabilities and equity accounts of the companies are translated at exchange rates as of the balance sheet date.  Revenues and expenses are translated at the average rate in effect during the year.  The resulting cumulative translation adjustment has been recorded as a separate component of stockholders' equity.  The financial statements are presented in United States of America dollars.

Shipping and Handling Costs

The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

SELECTED FINANCIAL INFORMATION

Three Months Ended

1/31/04

1/31/03

Statement of Operations Data

Total revenue

$

230,424

$

267,098

Operating income (loss)

$

(40,743)

$

(12,778)

Net (loss) after tax

$

(42,908)

$

(13,024)

Net (loss) per share

$       (0.00)

$       (0.00)

Balance Sheet Data

Total assets

$

411,102

$

476,211

Total liabilities

$

91,075

$

193,645

Stockholders' equity

$

320,027

$

282,566

Results of Operations

Three months ended January 31, 2004 compared to three months ended January 31, 2003.

Revenues.  The revenues from operations for the three months ended January 31, 2004 were $230,424 as compared to revenues of $267,098 for the three months ended January 31, 2003, a decrease of $36,674 or approximately 14%.  The changes in revenues are summarized as follows:

Sales of Machines and Terminals.  Sales of machines, terminals and surveillance systems decreased by $77,882 to $42,530 for the three months ended January 31, 2004, as compared to $120,412 for the three months ended January 31, 2003, approximately a 65% decrease.  The decrease is due not only to continued weak economic conditions, which resulted in fewer sales of ATM and POS machines, but also due to our decision to focus more of our sales efforts on the new surveillance products in combination with ATM and POS machines.  Our overall focus is still to strategically market our ATM and POS terminals and Surveillance Systems in order to capture additional locations and to identify potential acquisition candidates.

CS Surveillance Systems.  The new surveillance products accounted for $17,125 of the $42,530 of sales of machines and terminals or 41% of sales of machines and terminals.  This product was developed in 2003 and more sales focus has only recently been established.  Sales of the new surveillance products were essentially at our cost for the first few installations to provide "on site testing" to assure the reliability of the product.  The systems are performing satisfactorily.

Fee Income.  Fee income increased by $40,627 to $185,198 for the three months ended January 31, 2004, as compared to $144,571, approximately a 29% increase.  The increase was due to an increase in the number of machines and terminals on long-term contracts and an increase in the number of transactions on those machines and terminals.  Our long-term marketing strategy is to generate fee income and accordingly, place machines and terminals as rapidly as possible and to seek ATM portfolio acquisition candidates.

Cost of Sales and Gross Profit.  The cost of sales decreased by $66,953 to $47,299 for the three months ended January 31, 2004, as compared to $114,252 for the three months ended January 31, 2003, approximately a 59% decrease.  The gross profit from operations for the three months ended January 31, 2004 decreased by $10,859 to ($4,699) as compared to $6,160 for the three months ended January 31, 2003. This decrease is attributable to the fact that we sold fewer machines and terminals which did not generate enough profit to cover fixed cost of sales expenses.

Selling, General and Administration Expenses.  Selling, general and administrative expenses increased by $58,314 to $223,938 for the three months ended January 31, 2004, as compared to $165,624 for the three months ended January 31, 2003, approximately a 35% increase.  This increase is attributable to increases in investor relations, accounting and payroll of $5,000, $14,000 and $22,980, respectively.  Included in the increased expenses is approximately $19,000 which was attributable to additional marketing and payroll for the new surveillance product.

246639v1

3/11/2004

Professional fees for legal and accounting amounted to $34,930 which was mainly to comply with SEC requirements.

Interest Expense.  Interest expense decreased by $47 in the three months ended January 31, 2004, to $257, as compared to $275 in the three months ended January 31, 2003.  This decrease is primarily due to the reduction in interest-bearing obligations.

Net (Loss) Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $42,908 for the three months ended January 31, 2004 compared to a net loss of $13,024 for the three months ended January 31, 2003.  The increase in net loss was primarily the result of the decrease in net profit from operations due to the decrease in revenues of $36,674.

Corporation Income Taxes.  Corporation income tax for the three months ended January 31, 2004 and 2003 was $-0-.  No income tax expense was due for the three months ended January 31, 2004 due to the availability of net operating loss carryforward.

Foreign Currencies.  The key foreign currencies in which the Company effects transactions are the Canadian dollar and the United States dollar.  For the three months ended January 31, 2004, the average exchange rate was 1.30752 United States dollars to Canadian dollars.  This is a 16% decrease from the three months ended January 31, 2003 in which the average exchange rate was 1.55769 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have nominal fixed expenses such as an annual lease payment of approximately $20,000 per year.

Working capital is summarized and compared as follows:

January 31

2004

2003

Current assets

$

354,958

$

440,498

Current liabilities

75,995

189,557

Working capital

$

278,963

$

250,941

We expect that available cash and the cash flow from future operations will be sufficient to allow us to meet the expected growth in demand for our products and services.  However, we cannot be assured that our sales will meet our growth expectations.  Should this fail to occur, we may elect to (1) reduce the planned expansion of operations or (2) pursue other financing alternatives such as an equity offering or borrowings. Our planned growth and profitability could be delayed or diminished if the two options listed above are not implemented or financing is unavailable.

We have paid back a significant portion ($12,801) of our debt to a stockholder and paid the balance subsequent to January 31, 2004.  Our only term debt consists of approximately $19,000, $15,000 of which is long-term.  We believe, but can provide no assurance, that we have available resources, both commercial and private, should we need additional capital to fund our cash flows from operations or investing activities.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company’s Form 10-KSB, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and are generally set forth below and particularly discussed in the Company's Form 10-KSB for the year ended October 31, 2003.

Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company’s views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

You should consider the following discussion of risks as well as other information regarding our operations.  The risks and uncertainties described below are not the only ones.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

  Our ongoing reporting obligations as a public company have resulted and may continue to result in ongoing operating losses.

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

246639v1

3/11/2004

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

31

Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32

Section 1350 Certifications

(a)

Reports on Form 8-K:

None.

246639v1

3/11/2004

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 15, 2004

MONEYFLOW SYSTEMS INTERNATIONAL INC., a Nevada corporation

By:

/s/ Harold F. Schultz

Harold F. Schultz, President, CEO, Director, Chairman of the Board, CFO and Chief Accounting Officer

246639v1

3/11/2004

Exhibit 31

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

4.

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

(c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  March 15, 2004

By:

/s/ Harold F. Schultz

Harold F. Schultz

Chief Executive Officer and Chief Financial Officer

246639v1

3/11/2004

Exhibit 32

Section 1350 Certification

Pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Moneyflow Systems International, Inc., a Nevada corporation (the “Company”), hereby certifies that:

To my knowledge, the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended January 31, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  March 15, 2004

By:

/s/ Harold F. Schultz

Harold F. Schultz

Chief Executive Officer and Chief Financial Officer

246639v1

3/11/2004