Form 10QSB
period 2004-06-14
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2004-06-14
CIK 1159464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2004

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

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of June 11, 2004
Common stock, $0.001 par value	18,037,000
The issuer is not using the Transitional Small Business Disclosure format.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

APRIL 30, 2004

(UNAUDITED)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents

$

63,474

Accounts and contracts receivable, net of

  allowance for doubtful accounts of $5,908

29,857

Inventories

214,790

Prepaid expenses and other current assets

14,003

Total current assets

322,124

PROPERTY AND EQUIPMENT, Net

  of accumulated depreciation

52,541

OTHER ASSETS - Rent security deposit

2,037

TOTAL ASSETS

$

376,702

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (CONTINUED)

APRIL 30, 2004

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses

$

49,876

Deferred income

823

Canadian taxes payable

61

Customer deposits

11,194

Note payable, automobile, current portion

3,257

Capital lease payable, current portion

1,899

Total current liabilities

67,110

LONG-TERM LIABILITIES:

Note payable, automobile, long-term portion

8,956

Capital lease payable, long-term portion

4,595

Total long-term liabilities

13,551

STOCKHOLDERS' EQUITY:

Common stock, par value $.001 per share;

  authorized, 50,000,000 shares;

  issued and outstanding, 18,037,000 shares

18,037

Paid in capital in excess of par value of stock

1,203,359

Accumulated deficit

(921,784)

Accumulated other comprehensive income (loss)

  (primarily cumulative translation adjustment)

(3,571)

Total stockholders' equity

296,041

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

$

376,702

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2004 AND 2003

(UNAUDITED)

Three Months Ended

Six Months Ended

April 30

April 30

2004

2003

2004

2003

REVENUES:

Sales of machines, terminals

  and surveillance equipment

$

73,013

$

186,778

$

115,543

$

307,190

Fees

202,629

153,127

387,827

297,298

Other revenue

6,091

13,120

8,787

15,635

Total revenues

281,733

353,025

512,157

620,123

COST AND EXPENSES:

Cost of sales

79,026

120,296

126,255

227,194

Write-off of obsolete inventory

14,002

1,576

14,002

2,114

Selling, general and administrative

203,066

192,633

427,004

365,073

Total cost and expenses

296,094

314,505

567,261

594,381

INCOME (LOSS) FROM
OPERATIONS

(14,361)

38,520

(55,104)

                                                                                                                                                        25,742

OTHER INCOME (EXPENSE):

Interest expense

(86)

(864)

(296)

(1,121)

Interest income

4

7

15

Loss on disposition of assets

18

0

(1,942)

0

Total other expense, net

(66)

(860)

(2,231)

(1,106)

INCOME (LOSS) BEFORE

CORPORATION INCOME TAXES
(BENEFIT)

(14,427)

                                                                                                   37,660

(                                                                     (                                                     (57,335)

                                                                                                                                                         24,636

CORPORATION INCOME TAXES

 (BENEFIT)

0

0

0

0

NET INCOME (LOSS)

$

(14,427)

$

37,660

$

(57,335)

$

24,636

NET INCOME (LOSS) PER COMMON

  SHARE - Basic and diluted

$

(0.00)

$

0.00

$

(0.00)

$

0.00

WEIGHTED AVERAGE NUMBER OF COMMON

  SHARES OUTSTANDING -

  Basic and diluted

18,037,000

18,037,000

18,037,000

18,037,000

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED APRIL 30, 2004

(UNAUDITED)

					Accumulated
					Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance,
November 1, 2003	18,037,000	$18,037	$1,203,359	$(864,449)	$10,038	$366,985
Foreign Currency
Translation Adjustment	0	0	0	0	(13,609)	(13,609)

Net (Loss)	0	0	0	(57,335)	0	(57,335)

Balance
April 30, 2004	18,037,000	$18,037	$1,203,359	$(921,784)	$(3,571)	$296,041

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2004 AND 2003

(UNAUDITED)

Three Months Ended

Six Months Ended

April 30

April 30

2004

2003

2004

2003

NET INCOME (LOSS)

$

(14,427)

$

37,660

$

(57,335)

$

24,636

OTHER COMPREHENSIVE INCOME

  (LOSS)

FOREIGN CURRENCY TRANSLATION

  ADJUSTMENT

(9,559)

15,771

(13,609)

21,262

NET COMPREHENSIVE INCOME

  (LOSS)

$

(23,986)

$

53,431

$

(70,944)

$

45,898

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003

2004

2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)

$

(57,335)

$

24,636

Adjustments to reconcile net income (loss) to net

  cash provided (used) by operating activities:

  Depreciation

14,156

12,078

  Loss on disposal of fixed asset

1,942

-

  Changes in operating assets and liabilities:

    Accounts, contracts and other receivables

65,640

(26,543)

    GST refund

5,994

1,418

    Inventories

4,753

23,485

    Prepaid expenses and deposits

9,240

(935)

    Accounts payable and accrued expenses

(9,629)

(51,994)

    Customer deposits

11,194

419

    Deferred income

(1,922)

2,003

    Corporate income taxes

(15,567)

(31,701)

    P.S.T. payable

(1,510)

763

    G.S.T. assessment

0

(10,601)

Net cash provided (used) by operating activities

26,956

(56,972)

CASH FLOWS FROM INVESTING ACTIVITIES -

  Purchases of property and equipment

(9,274)

(6,159)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowing (repayment) of note payable to stockholder

(12,223)

32,158

Borrowing (repayment) of note payable

(4,471)

119

Repayment of capital lease payable

(1,261)

(5,105)

Net cash provided (used) by financing activities

(17,955)

27,172

EFFECT OF EXCHANGE RATE CHANGES ON CASH

   AND CASH EQUIVALENTS

(13,609)

21,262

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003

2004

2003

NET DECREASE IN CASH

  AND CASH EQUIVALENTS

(13,882)

(14,697)

CASH AND CASH EQUIVALENTS,

  BEGINNING OF PERIOD

77,356

79,332

CASH AND CASH EQUIVALENTS,

  END OF PERIOD

$

63,474

$

64,635

SUPPLEMENTAL DISCLOSURE OF CASH

  FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:

  Interest

$

296

$

1,121

  Taxes

$

15,665

$

34,361

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the six-months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ended October 31, 2004.  Accordingly, your attention is directed to footnote disclosures found in the October 31, 2003 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

SBI is headquartered in Calgary, Canada and is in the business to supply, install, maintain and manage Automated Teller Machines (ATM'S), Surveillance Equipment and other Electronic Funds Transfer Devices and to provide transaction processing services for these devices.  The machines are placed on the premises of property owners and businesses for the purpose and convenience of dispensing cash and other services to the public.

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

Accounts and Contracts Receivable - Accounts and contracts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.  Contracts receivable normally are payable equally over a twelve month period and include interest ranging from 7% to 9% (Canadian).

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

Shipping and Handling Costs - The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Advertising - Security Bancorp Inc. and Intercash POS Systems, LTD. expenses all advertising as incurred.  Advertising expenses for the six months ended April 30, 2004 and 2003 were $16,088 and $3,846, respectively.

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

Accounting Estimates - Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were used.

Concentration of Credit Risk

Financial Instruments

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  The Company places its temporary cash investments in reputable financial institutions.

Concentrations of credit risk with respect to accounts and contracts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas.  The Company routinely assesses the financial strength of its customers and normally does not require collateral to support its receivables.  One customer accounted for 10% of total accounts receivable at April 30, 2004.

Purchases

The Company relies primarily on five suppliers for its products and services.

Revenues - For the six months ended April 30, 2004, the Company had two customers (16% and 22%) who exceeded 10% of total revenues.

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

Recent Accounting Pronouncements - In April 2003, the FASB issued 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."  This Statement rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that statement, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements".  The rescission of these Statements alters the financial reporting requirements from gains and losses resulting from the extinguishments of debt.  These gains or losses should now be reported before extraordinary items, unless the two requirements for extraordinary items are met.  This statement also rescinds SFAS 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002.  Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary shall be reclassified.  The provision of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002.

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

INVENTORIES

Inventories are comprised of the following:

Automated Teller Machines

$

94,267

Point of Sale Terminals

92,804

Surveillance Equipment

14,409

Counterfeit detectives

520

Parts and supplies

12,790

Total inventories

$

214,790

3.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Furniture and fixtures

$

23,185

Computer equipment

26,857

Telephone equipment (Capital lease)

6,968

Surveillance equipment

3,938

Automobile

15,923

Total property and equipment

76,871

Less accumulated depreciation

24,330

Property and equipment, net

$

52,541

4.

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

Summarized financial information concerning the Company's reportable segments is shown on the following table:

	Automated Teller Machines	Point of Sale Terminals	General Corporation Administration	Total
2004
Net revenues to external customers	$ 414,847	$ 97,310	$ 0	$ 512,157
Operating earnings (loss)	(48,795)	11,382	(17,691)	(55,104)
Total assets	247,708	119,218	9,776	376,702
Depreciation and amortization	9,897	4,259	0	14,156
Capital expenditures	7,175	2,099	0	9,274
2003
Net revenues to external customers	$ 463,589	$ 156,534	$ 0	$ 620,123
Operating earnings (loss)	(3,825)	41,224	(11,657)	(25,742)
Total assets	223,315	219,136	17,693	460,144
Depreciation and amortization	7,692	4,386	0	12,078
Capital expenditures	6,159	0	0	6,159

5.

COMMITMENTS AND CONTINGENCIES

Lease

On March 15, 2002, SBI leased its office facilities for a five year period that began on May 1, 2002.  The lease requires monthly rentals of approximately $1,480 ($2,029 Canadian dollars) plus taxes and operating costs, with rent increasing yearly by $.36 ($.50 Canadian dollars) per square footage of gross leaseable area.

Future minimum lease payments excluding taxes and expenses are as follows:

October 31, 2004

$19,218

October 31, 2005

20,640

October 31, 2006

22,062

October 31, 2007

 11,388

$73,308

Rent expense including rental costs and taxes for the six months ended April 30, 2004 and 2003 was $8,000 and $7,390, respectively.

6.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Through its operating subsidiaries, Security Bancorp, Inc. ("SBI") and Intercash POS Systems, Ltd. ("Intercash"), Moneyflow Systems International Inc. ("Moneyflow" or the "Company") supplies, installs, maintains and manages Automated Teller Machines ("ATMs"), Point of Sale terminals ("POS") and other Electronic Funds Transfer Devices and provides transaction processing services for card holders using these devices.  The machines are placed on the premises of businesses for the purpose and convenience of dispensing cash and other services to the public and the merchant.  To date, Moneyflow  has provided these services to approximately 470 locations in five Canadian provinces and employed 5 independent distributors as of June 14, 2004.  Its terminals accept Visa, MasterCard, Interac, Maestro, Cirrus, Circuit and American Express (Canada).

CS Surveillance Systems (a division of Security Bancorp Inc) was created in 2003 to take advantage of the growing worldwide concern for security and safety of people and assets.  The Company has developed its own Remote Access Digital Video Recorder which is the central feature of its surveillance systems.  The systems are being installed in retail, hospitality and other businesses, and in industrial and government facilities to provide remote access video surveillance to detect events, including cash and inventory shrinkage, security intrusions, theft, vandalism, and for general surveillance.  To date 15 systems have been installed. Users of the system may access digital camera images remotely from anywhere in the world via the Internet.

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

Shipping and Handling Costs

The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

SELECTED FINANCIAL INFORMATION

	Three Month Period Ended		Six Month Period Ended
	04/30/2004	04/30/2003	04/30/2004	04/30/2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Statement of Operations Data:
Total revenue	$281,733	$353,025	$512,157	$620,123
Operating income (loss)	(14,361)	38,520	(55,104)	25,742
Net earnings (loss) after tax	(14,427)	37,660	(57,335)	24,636
Net earnings (loss) per share	(0.00)	0.00	(0.00)	0.00

Balance Sheet Data:
Total assets	376,702	460,144	376,702	460,144
Total liabilities	80,661	124,147	80,661	124,147
Stockholders' equity	296,041	335,997	296,041	335,997

Results of Operations

Three months ended April 30, 2004 compared to three months ended April 30, 2003.

	Three Month Period Ended
	04/30/2004	04/30/2003	Increase	%
	(Unaudited)	(Unaudited)	(Decrease)	Change
Revenues:
Machines and terminals	$69,109	$181,691	$(112,582)	(62%)
Surveillance equipment	3,904	5,087	(1,183)	(23%)
Fees	202,629	153,127	49,502	32%
Other revenue	6,091	13,120	(7,029)	(54%)
Total Revenue	$281,733	$353,025	$(71,292)	(20%)

Revenues.  Revenues from operations for the three months ended April 30, 2004 were $281,733 as compared to revenues of $353,025 for the three months ended April 30, 2003, a decrease of $71,292 or approximately 20%.  The changes in revenues are summarized as follows:

Sales of Machines and Terminals.  Sales of machines and terminals decreased by $112,582 to $69,109 for the three months ended April 30, 2004, as compared to $181,691 for the three months ended April 30, 2003, approximately a 62% decrease.  The decrease is due not only to continued weak economic conditions in Canada and major banks now aggressively refocusing on placing machines in non-banking locations, which resulted in fewer sales of ATM and POS machines, but also due to our decision to focus more of our sales efforts on the new surveillance products in combination with ATM and POS machines.  Our overall focus is still to strategically market our ATM and POS terminals and Surveillance Systems in order to capture additional locations and to identify and negotiate ATM and POS asset acquisitions with potential acquisition candidates.

CS Surveillance Systems.  Sales of surveillance equipment decreased $1,183 or approximately 23% to $3,904 in the three months ended April 30, 2004 as compared to $5,087 in the three months ended April 30, 2003.  This product was developed in 2003 and more sales focus has only recently been established.  To date, sales of the new surveillance products have essentially been at our cost for the first few installations to provide "on site testing" to assure the reliability of the product.  The systems are performing satisfactorily.

Fee Income.  Fee income increased by $49,502 to $202,629 for the three months ended April 30, 2004, as compared to $153,127, approximately a 32% increase.  Although we had fewer sales of ATM and POS terminals, tighter management controls of events at locations with long-term contracts resulted in an increase in the number of transactions on those machines and terminals.  Our long-term marketing strategy is to generate fee income and accordingly, to place machines and terminals as rapidly as possible and to seek ATM portfolio acquisition candidates we believe can benefit from our tighter management controls.

	Three Month Period Ended
	04/30/2004	04/30/2003	Increase	%
	(Unaudited)	(Unaudited)	(Decrease)	Change
Cost of sales:
Machines and terminals	$65,937	$114,223	$(48,286)	(42%)
Surveillance equipment	13,089	6,073	7,016	116%
Total Cost of Sales	$79,026	$120,296	$(41,270)	(34%)
Gross Profit:
Machines and terminals – amount	$3,172	$67,468	$(64,196)
Machines and terminals - percentage	5%	37%	(32%)
Surveillance equipment – amount	(9,185)	(986)	(8,199)
Surveillance equipment - percentage	(235%)	(19%)	(216%)
Total Gross Profit – amount	202,707	232,729	(30,022)
Total Gross Profit – percentage	72%	66%	6%

Cost of Sales and Gross Profit.  The cost of sales decreased by $41,270 to $79,026 for the three months ended April 30, 2004, as compared to $120,296 for the three months ended April 30, 2003, approximately a 34% decrease.  The gross profit for the three months ended April 30, 2004 decreased by $30,022 to $202,707 as compared to $232,729 for the three months ended April 30, 2003.  This decrease is attributable to the fact that we sold fewer machines and terminals into a mature market which did not generate enough profit to cover fixed cost of sales expenses.  Sales expenses increased primarily due to heightened effort to promote our surveillance systems and the development of new products, which required more travel and related expenses.

Competition in the ATM industry has dramatically increased as the banks and others have aggressively entered the market and are placing machines at non-banking locations for reduced fees.  This is resulting in our need to sell machines at lower profit margins in order to remain competitive.

Write Off of Obsolete Inventory.  The need to write off a material amount of inventory as obsolete arose in the three months ended April 30, 2004 and amounted to $14,002 as a result of improved technologies and changing equipment.  This is an increase of $12,426 or 788% from the three months ended April 30, 2003 in which $1,576 was written off.  We do not anticipate the need to write off additional inventory in future periods.

	Three Month Period Ended
	04/30/2004	04/30/2003	Increase	%
	(Unaudited)	(Unaudited)	(Decrease)	Change
Selling, general and administrative expenses:
Agent and distributor sales fees	$17,419	$21,094	$(3,675)	(17%)
Accounting, legal and professional services	19,438	54,535	(35,097)	(64%)
Salaries and wages	59,193	36,464	22,729	62%
Sales management fees	20,484	27,268	(6,784)	(25%)
Other selling, general and administrative expenses	86,532	53,272	33,260	62%
Total Selling, general and administrative expenses	$203,066	$192,633	$10,433	5%

Selling, General and Administration Expenses.  Selling, general and administrative expenses increased by $10,433 to $203,066 for the three months ended April 30, 2004, as compared to $192,633 for the three months ended April 30, 2003, approximately a 5% increase. Included in the increased expenses is approximately $20,000 which was attributable to additional marketing, product development and payroll for the new surveillance product.

Interest Expense.  Interest expense decreased by $778 in the three months ended April 30, 2004, to $86, as compared to $864 in the three months ended April 30, 2003.  This decrease is primarily due to the reduction in interest-bearing obligations.

Net Income (Loss) Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $14,427 for the three months ended April 30, 2004 compared to a net income of $37,660 for the three months ended April 30, 2003.  The increase in net loss was primarily the result of the decrease in net profit from operations due to the decrease in revenues of $71,292.

Corporation Income Taxes.  Corporation income tax for the three months ended April 30, 2004 and 2003 was $-0-.  No income tax expense was due for the three months ended April 30, 2004 due to the availability of net operating loss carryforward.

Six months ended April 30, 2004 compared to six months ended April 30, 2003.

Six Month Period Ended
04/30/2004	04/30/2003	Increase	%
(Unaudited)	(Unaudited)	(Decrease)	Change
Revenues:
Machines and terminals	$94,818	$288,954	$(194,136)	(67%)
Surveillance equipment	20,725	18,236	2,489	14%
Fees	387,827	297,298	90,529	30%
Other revenue	8,787	15,635	(6,848)	(44%)
Total Revenue	$512,157	$620,123	$(107,966)	(17%)

Revenues.  Revenues from operations for the six months ended April 30, 2004 were $512,157 as compared to revenues of $620,123 for the three months ended April 30, 2003, a decrease of $107,966 or approximately 17%.  The changes in revenues are summarized as follows:

Sales of Machines and Terminals.  Sales of machines and terminals decreased by $194,136 to $94,818 for the six months ended April 30, 2004, as compared to $288,954 for the six months ended April 30, 2003, approximately a 67% decrease.  The decrease is due not only to the continued maturing of the business in Canada and major banks now aggressively refocusing on placing machines in non-banking locations, resulting in fewer sales of ATM and POS machines, but also due to our decision to focus more of our sales efforts on the new surveillance products in combination with ATM and POS machines.  Our overall focus is still to strategically market our ATM and POS terminals and Surveillance Systems in order to capture additional locations and to identify and negotiate ATM and POS asset acquisitions with potential acquisition candidates.

CS Surveillance Systems.  Sales of surveillance equipment increased $2,489 or approximately 14% to $20,725 in the six months ended April 30, 2004 as compared to $18,236 in the six months ended April 30, 2003.  This product was developed in 2003 and more sales focus has only recently been established.  To date, sales of the new surveillance products have essentially been at our cost for the first few installations to provide "on site testing" to assure the reliability of the product.  The systems are performing satisfactorily.

Fee Income.  Fee income increased by $90,529 to $387,827 for the six months ended April 30, 2004, as compared to $297,298, approximately a 30% increase.  Although we had fewer sales of ATM and POS terminals, tighter management controls of events at locations with machines and terminals on long-term contracts resulted in an increase in the number of transactions on those machines and terminals.  Our long-term marketing strategy is to generate fee income and accordingly, to place machines and terminals as rapidly as possible and to seek ATM portfolio acquisition candidates we believe can benefit from our tighter management controls.

	Six Month Period Ended
	04/30/2004	04/30/2003	Increase	%
	(Unaudited)	(Unaudited)	(Decrease)	Change
Cost of sales:
Machines and terminals	$99,578	$213,305	$(113,727)	(53%)
Surveillance equipment	26,677	13,889	12,788	92%
Total Cost of sales	$126,255	$227,194	$(100,939)	(44%)

Gross Profit:
Machines and terminals - amount	$(4,760)	$75,649	$(80,409)
Machines and terminals - percentage	(5)%	26%	(31%)
Surveillance equipment - amount	(5,952)	4,347	(10,299)
Surveillance equipment - percentage	(29%)	24%	(53%)
Total Gross Profit - amount	$385,902	$392,929	(7,027)
Total Gross Profit - percentage	75%	63%	12%

Cost of Sales and Gross Profit.  The cost of sales decreased by $100,939 to $126,255 for the six months ended April 30, 2004, as compared to $227,194 for the six months ended April 30, 2003, approximately a 44% decrease.  The gross profit for the six months ended April 30, 2004 decreased by $7,027 to $385,902 as compared to $392,939 for the six months ended April 30, 2003.  This decrease is attributable to the fact that we sold fewer machines and terminals into a mature market which did not generate enough profit to cover fixed cost of sales expenses.  Sales expenses increased primarily due to heightened effort to promote our surveillance systems and the development of new products, which required more travel and related expenses.  Competition in the ATM industry has dramatically increased as the banks and others have aggressively entered the market and are placing machines at non-banking locations for reduced fees.  This is resulting in our need to sell machines at lower profit margins in order to remain competitive.

Write Off of Obsolete Inventory.  The need to write off a material amount of inventory as obsolete arose in the six months ended April 30, 2004 and amounted to $14,002 as a result of improved technologies and changing equipment.  This is an increase of $11,888 or 562% from the six months ended April 30, 2003 in which $2,114 was written off.  We do not anticipate the need to write off additional inventory in future periods.

	Six Month Period Ended
	04/30/2004	04/30/2003	Increase	%
	(Unaudited)	(Unaudited)	(Decrease)	Change
Selling, general and administrative expenses:
Agent and distributor sales fees	$31,399	$42,978	$(11,579)	(27%)
Accounting, legal and professional services	59,089	89,975	(30,886)	(34%)
Salaries and wages	113,502	67,801	45,701	67%
Sales management fees	41,076	53,645	(12,569)	(23%)
Other selling, general and administrative expenses	181,938	110,674	71,264	64%
Total Selling, general and administrative expenses	$427,004	$365,073	$61,931	17%

Selling, General and Administration Expenses.  Selling, general and administrative expenses increased by $61,931 to $427,004 for the six months ended April 30, 2004, as compared to $365,073 for the six months ended April 30, 2003, approximately a 17% increase. Included in the increased expenses is approximately $40,000 which was attributable to additional marketing and payroll for the new surveillance product.

Interest Expense.  Interest expense decreased by $825 in the six months ended April 30, 2004, to $296, as compared to $1,121 in the six months ended April 30, 2003.  This decrease is primarily due to the reduction in interest-bearing obligations.

Net Income (Loss) Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $57,335 for the six months ended April 30, 2004 compared to a net income of $24,636 for the six months ended April 30, 2003.  The increase in net loss was primarily the result of the decrease in net profit from operations due to the decrease in revenues of $107,966.

Corporation Income Taxes.  Corporation income tax for the six months ended April 30, 2004 and 2003 was $-0-.  No income tax expense was due for the six months ended April 30, 2004 due to the availability of net operating loss carryforward.

Foreign Currencies.  The key foreign currencies in which the Company effects transactions are the Canadian dollar and the United States dollar.  For the six months ended April 30, 2004, the average exchange rate was 1.3198 United States dollars to Canadian dollars.  This is a 39% decrease from the six months ended April 30, 2003 in which the average exchange rate was 1.5207 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have nominal fixed expenses such as an annual lease payment of approximately $20,000 per year.

Working capital is summarized and compared as follows:

April 30

     2004

      2003

Current assets

$

322,124

$

424,886

Current liabilities

67,110

119,237

Working capital

$

255,014

$

305,649

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

We have paid back a significant portion ($12,223) of our debt to a stockholder.  Our only term debt consists of approximately $19,000, of which $13,500 is long-term.  We believe, but can provide no assurance, that we have available resources, both commercial and private, should we need additional capital to fund our cash flows from operations or investing activities.

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

  We have increased our reliance on sales of our new surveillance product to reach profitability, and to date this product has not been accepted by the market and there is no assurance that it will be accepted by the market.

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

  Because several of our competitors are much larger than we are, we may not be able to compete effectively and gain additional market share, and we face additional competition as banks have recently been re-entering the market to place ATMs at non-banking locations.

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

Dated:  June 14, 2004

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

Date:  June 14, 2004

By:

/s/ Harold F. Schultz

Harold F. Schultz

Chief Executive Officer and Chief Financial Officer

Exhibit 32

Section 1350 Certification

Pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Moneyflow Systems International, Inc., a Nevada corporation (the "Company"), hereby certifies that:

To my knowledge, the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended April 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  June 14, 2004

BY:

/s/ Harold F. Schultz

HAROLD F. SCHULTZ

CHIEF EXECUTIVE OFFICER

CHIEF FINANCIAL OFFICER