Form 10QSB
period 2004-09-14
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2004-09-14
CIK 1159464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2004

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

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of September 13, 2004
Common stock, $0.001 par value	1,803,700
The issuer is not using the Transitional Small Business Disclosure format.

MONEYFLOW SYSTEMS INTERNATIONAL INC.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

JULY 31, 2004

(UNAUDITED)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents

$

46,044

Accounts and contracts receivable, net of

  allowance for doubtful accounts of $4,786

44,798

Inventories

224,966

Prepaid expenses and other current assets

13,998

Total current assets

329,806

PROPERTY AND EQUIPMENT, Net

  of accumulated depreciation

51,178

OTHER ASSETS - Rent security deposit

2,108

TOTAL ASSETS

$

383,092

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (CONTINUED)

JULY 31, 2004

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses

$

49,384

Deferred income

470

Customer deposits

15,675

Note payable, automobile, current portion

3,358

Capital lease payable, current portion

1,958

Total current liabilities

70,845

LONG-TERM LIABILITIES:

Note payable, automobile, long-term portion

8,395

Capital lease payable, long-term portion

4,249

Total long-term liabilities

12,644

STOCKHOLDERS' EQUITY:

Preferred “A” and “B” stock, par value $.001 per share;

  authorized, 10,000,000 shares;

  issued and outstanding, -0- shares

0

Common stock, par value $.001 per share;

  authorized, 100,000,000 shares;

  issued and outstanding, 1,803,700 shares

1,804

Paid in capital in excess of par value of stock

1,219,592

Accumulated deficit

(926,996)

Accumulated other comprehensive income (loss)

  (primarily cumulative translation adjustment)

5,203

Total stockholders' equity

299,603

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

$

383,092

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2004 AND 2003

(UNAUDITED)

Three Months Ended

Nine Months Ended

July 31

July 31

2004

2003

2004

2003

REVENUES:

Sales of machines, terminals

  and surveillance equipment

$

51,756

$

201,808

$

167,299

$

508,998

Fees

187,876

181,218

575,703

478,516

Other revenue

2,759

4,799

11,546

20,434

Total revenues

242,391

387,825

754,548

1,007,948

COST AND EXPENSES:

Cost of sales

64,896

156,020

191,151

383,214

Write-off of obsolete inventory

5,465

4,443

19,467

6,557

Selling, general and administrative

176,889

236,128

603,893

601,201

Total cost and expenses

247,250

396,591

814,511

990,972

INCOME (LOSS) FROM
OPERATIONS

(4,859)

(8,766)

(59,963)

16,976

OTHER INCOME (EXPENSE):

Interest expense

(401)

(1,036)

(697)

(2,157)

Interest income

0

9

7

24

Gain (loss) on disposition of assets

48

0

(1,894)

0

Total other expense, net

(353)

(1,027)

(2,584)

(2,133)

INCOME (LOSS) BEFORE

CORPORATION INCOME TAXES
(BENEFIT)                                                     (5,212)                  (9,793)              (62,547)                 14,843

CORPORATION INCOME TAXES

 (BENEFIT)

0

0

0

0

NET INCOME (LOSS)

$

(5,212)

$

(9,793)

$

(62,547)

$

14,843

NET INCOME (LOSS) PER COMMON

  SHARE - Basic and diluted

$

(0.00)

$       (0.01)

$       (0.03)

$         0.01

WEIGHTED AVERAGE NUMBER OF COMMON

  SHARES OUTSTANDING -

  Basic and diluted

1,803,700

1,803,700

1,803,700

1,803,700

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED JULY 31, 2004

(UNAUDITED)

								Accumulated
								Other
					Paid-In	Accumulated		Comprehensive
	Preferred Stock		Common Stock		Capital		Deficit	Income (Loss)	Total
						.
	Shares	Amount	Shares	Amount

Balance, November 1, 2003	0	$0	1,803,700	$1,804	$1,219,592		$(864,449)	$10,038	$366,985

Foreign Currency Translation Adjustment	0	0	0	0	0		0	(4,835)	(4,835)

Net (Loss)	0	0	0	0	0		(62,547)	0	(62,547)

Balance
July 31, 2004	0	$0	1,803,700	$1,804	$1,219,592		$(926,996)	$5,203	$299,603

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2004 AND 2003

(UNAUDITED)

Three Months Ended

Nine Months Ended

July 31

July 31

2004

2003

2004

2003

NET INCOME (LOSS)

$

(5,212)

$

(9,793)

$

(62,547)

$

14,843

OTHER COMPREHENSIVE INCOME

  (LOSS)

FOREIGN CURRENCY TRANSLATION

  ADJUSTMENT

8,774

8,037

(4,835)

29,299

NET COMPREHENSIVE INCOME

  (LOSS)

$

3,562

$

(1,756)

$

(67,382)

$

44,142

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2004 AND 2003

    2004

    2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)

$

(62,547)

$

14,843

Adjustments to reconcile net income (loss) to net

  cash provided (used) by operating activities:

  Depreciation

20,862

17,837

  Provision for doubtful accounts

(19,476)

12,117

  Loss on disposal of fixed asset

1,894

-

  Changes in operating assets and liabilities:

    Accounts, contracts and other receivables

70,175

(67,710)

    GST refund

3,654

1,931

    Inventories

(10,854)

24,628

    Prepaid expenses and deposits

11,522

(7,589)

    Accounts payable and accrued expenses

(10,120)

15,701

    Customer deposits

15,675

14,194

    Deferred income

(2,275)

507

    Corporate income taxes

(15,567)

(29,886)

    P.S.T. payable

(1,579)

1,562

    G.S.T. assessment

0

(12,280)

Net cash provided (used) by operating activities

1,364

(14,145)

CASH FLOWS FROM INVESTING ACTIVITIES -

  Purchases of property and equipment

(9,139)

(10,220)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowing (repayment) of note payable to stockholder

(12,223)

32,158

Borrowing (repayment) of note payable

(4,931)

(12,374)

Borrowing (repayment) on capital leases

(1,548)

1,959

Net cash provided (used) by financing activities

(18,702)

21,743

EFFECT OF EXCHANGE RATE CHANGES ON CASH

   AND CASH EQUIVALENTS

(4,835)

29,299

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2004 AND 2003

2004

2003

NET INCREASE (DECREASE) IN CASH

  AND CASH EQUIVALENTS

(31,312)

26,677

CASH AND CASH EQUIVALENTS,

  BEGINNING OF PERIOD

77,356

79,332

CASH AND CASH EQUIVALENTS,

  END OF PERIOD

$

46,044

$

106,009

SUPPLEMENTAL DISCLOSURE OF CASH

  FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:

  Interest

$

697

$

2,157

  Taxes

$

15,567

$

36,176

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the nine-months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ended October 31, 2004.  Accordingly, your attention is directed to footnote disclosures found in the October 31, 2003 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

Reverse Stock Split and Restatement of Common Stock – On May 27, 2004 the Company approved a one-for-ten reverse stock split of the Company’s common stock, effective July 19, 2004.  The stock split has been retroactively recorded in the financial statements as if it occurred at the date of inception.

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

Allowance for Doubtful Accounts - The allowance for doubtful accounts on accounts and contracts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts and contracts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, age of account balance, etc.). .

Inventories - Inventories are valued at the lower of cost or market. Cost is determined as follows:

Automated Teller Machines and Point of Sale Terminals held for resale - actual cost for the machine purchased.

Automated Teller Machines and Point of Sale Terminals – placements - actual cost for the machine purchased less accumulated depreciation.  Depreciation is computed on the straight line basis over 10 years.

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

Advertising - Security Bancorp Inc. and Intercash POS Systems, LTD. expenses all advertising as incurred.  Advertising expenses for the nine months ended July 31, 2004 and 2003 were $18,273 and $6,294, respectively.

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

Accounting Estimates - Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles and standards of the Public Company Oversight Board.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were used.

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

Purchases

The Company relies primarily on five suppliers for its products and services.  The Company has selected its suppliers from a lengthy and varied list of manufacturers to which it has access.  Competitive suppliers are available in the event any suppliers’ products should no longer be available.  The loss of any one supplier would not preclude the Company from continuing its business with other products capable of performing the same services.

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

Recent Accounting Pronouncements - In December 2003, the FASB issued FIN No. 46R, “Consolidation of Variable Interest Entities.” This requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether an entity should be consolidated based on voting interest or significant financial support provided to it. The adoption of FIN No. 46R did not have any impact on the Company’s financial condition or results of operations.

The Company does not believe that this recent accounting pronouncement will have a material impact on their financial position or results of operations.

2.

INVENTORIES

Inventories are comprised of the following:

Automated Teller Machines

$

84,922

Point of Sale Terminals

88,024

Surveillance Equipment

40,456

Counterfeit detectives

414

Parts and supplies

11,150

Total inventories

$

224,966

3.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Furniture and fixtures

$

22,177

Computer equipment

27,693

Telephone equipment (Capital lease)

7,185

Surveillance equipment

3,960

Automobile

16,418

Total property and equipment

77,433

Less accumulated depreciation

26,255

Property and equipment, net

$

51,178

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

Summarized financial information concerning the Company's reportable segments is shown on the following table:

	Automated Teller Machines	Point of Sale Terminals	General Corporation Administration	Total
2004
Net revenues to external customers	$ 622,609	$ 131,939	$ 0	$ 754,548
Operating earnings (loss)	(63,313)	23,818	(20,468)	(59,963)
Total assets	273,671	108,672	749	383,092
Depreciation and amortization	14,512	6,350	0	20,862
Capital expenditures	7,040	2,099	0	9,139
2003
Net revenues to external customers	$ 731,060	$ 276,888	$ 0	$ 1,007,948
Operating earnings (loss)	(25,897)	57,309	(14,436)	16,976
Total assets	279,543	240,133	14,192	533,868
Depreciation and amortization	11,332	6,505	0	17,837
Capital expenditures	10,220	0	0	10,220

5.

COMMITMENTS AND CONTINGENCIES

Lease

On March 15, 2002, SBI leased its office facilities for a five-year period that began on May 1, 2002.  The lease requires monthly rentals of approximately $1,480 ($1,968 Canadian dollars) plus taxes and operating costs, with rent increasing yearly by $.36 ($.48 Canadian dollars) per square footage of gross leaseable area.

Future minimum lease payments excluding taxes and expenses are as follows:

October 31, 2004

$19,218

October 31, 2005

20,640

October 31, 2006

22,062

October 31, 2007

 11,388

$73,308

Rent expense including rental costs and taxes for the nine months ended July 31, 2004 and 2003 was $12,858 and $11,780, respectively.

6.

EMPLOYEE STOCK OPTIONS

The Board of Directors and stockholders approved the Moneyflow Systems International, Inc. 2002 Equity Incentive Plan which permits the Board of Directors to grant, for a ten year period, both stock purchase rights and stock options.  The Company has reserved 180,000 shares of its common stock for issuance to the directors, employees and consultants under the Plan.  The Plan is administered by the Committee, which is made up of two or more directors who are non-employee directors and outside directors.  The Committee has the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock purchase rights or options will be granted, to designate the number of shares to be covered by each option or stock purchase right, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option or stock purchase right.  Options granted under the Plan will not have a term that exceeds ten years from date of grant.

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

7.

COMMON STOCK AND CHANGE IN AUTHORIZED SHARES

On May 27, 2004, the Board of Directors approved a one-for-ten reverse stock split of the Company’s common stock, effective July 19, 2004, thereby reducing the authorized shares from 50,000,000 to 5,000,000 and the issued and outstanding from 18,037,000 to 1,803,700.  The stock split has been retroactively recorded in the financial statements as if it occurred at the date of inception.  On the same date, the Board of Directors authorized an increase in the number of common shares authorized from 5,000,000 to 100,000,000.

8.

PREFERRED STOCK

On May 27, 2004, the Board of Directors authorized creation of 5,000,000 Preferred “A” stock with a par value of $0.001 per share and 5,000,000 Preferred “B” stock with a par value of $0.001 per share.

9.

SUBSEQUENT EVENTS

Business Acquisition

On August 5, 2004, the Company entered into an agreement with the management of Interglobe Investigation Services, Inc. to acquire all of the issued and outstanding shares of Interglobe in exchange for 250,000 common shares of the Company and the issuance of further capital consideration by a subsidiary corporation of the Company to be formed.

Sale of Subsidiary

On August 31, 2004, the Company entered into an Agreement for the Purchase and Sale of Assets with P.O.S. West, Ltd., in conjunction with BP Financial Corp., for the sale of the Company’s subsidiary Intercash POS Systems, LTD. as of September 1, 2004.  The Company received $248,236 (Canadian Dollars) in exchange for the assets of Intercash POS Systems, LTD.   An additional $10,185 (Canadian Dollars) has been held back and will be paid upon the acceptable transfer of remaining customer contracts.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Through its operating subsidiaries, Security Bancorp, Inc. ("SBI") and Intercash POS Systems, Ltd. ("Intercash"), Moneyflow Systems International Inc. ("Moneyflow" or the "Company") supplies, installs, maintains and manages Automated Teller Machines ("ATMs"), Point of Sale terminals ("POS") and other Electronic Funds Transfer Devices and provides transaction processing services for card holders using these devices.  The machines are placed on the premises of businesses for the purpose and convenience of dispensing cash and other services to the public and the merchant.  To date, Moneyflow has provided these services to approximately 470 locations in five Canadian provinces.  We do not currently employ any independent distributors, instead all sales are handled by salaried office staff.  Our terminals accept Visa, MasterCard, Interac, Maestro, Cirrus, Circuit and American Express (Canada).

CS Surveillance Systems (a division of Security Bancorp, Inc.) was created in 2003 to take advantage of the growing worldwide concern for security and safety of people and assets.  The Company originally developed its own Remote Access Digital Video Recorder which is the central feature of this surveillance system.  More recently additional Digital Video Recorders and new CCTV cameras have been added to round out the product line to provide surveillance systems capable of serving the smallest to the most sophisticated requirements.  Our capability now ranges from a simple one camera observation system to multiples of hundreds of cameras, together with the supporting viewing and recording capabilities.  The systems are being installed in retail, hospitality and other businesses, and in industrial and government facilities to provide remote access video surveillance to detect events, including cash and inventory shrinkage, security intrusions, theft, vandalism, and for general surveillance.  To date 20 systems have been installed. Users of the system may access digital camera images remotely from anywhere in the world via the Internet.

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

Reverse Stock Split and Restatement of Common Stock – On May 27, 2004 the Company approved a one-for-ten reverse stock split of the Company’s common stock, effective July 19, 2004.  The stock split has been retroactively recorded in the financial statements as if it occurred at the date of inception.

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

Moneyflow depreciates property and equipment as follows:

Financial statement reporting – straight line method as follows:

Furniture and fixtures

3-10 years

Computer equipment

5 years

Telephone equipment

5 years

Surveillance equipment

5 years

Automobile

5 years

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in

FASB Statement No. 109, "Accounting for Income Taxes".  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes..

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

Shipping and Handling Costs

The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

SELECTED FINANCIAL INFORMATION

	Three Month Period Ended		Nine Month Period Ended
	07/31/2004	07/31/2003	07/31/2004	07/31/2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Statement of Operations Data:
Total revenue	$242,391	$387,825	$754,548	$1,007,948
Operating income (loss)	(4,859)	(8,766)	(59,963)	16,976
Net earnings (loss) after tax	(5,212)	(9,793)	(62,547)	14,843
Net earnings (loss) per share	(0.00)	(0.01)	(0.03)	0.01
Balance Sheet Data:
Total assets	383,092	533,868	383,092	533,868
Total liabilities	83,489	199,627	83,489	199,627
Stockholders' equity	299,603	334,241	299,603	334,241

Results of Operations

Three months ended July 31, 2004 compared to three months ended July 31, 2003.

	Three Month Period Ended
	07/31/2004	07/31/2003	Increase
	(Unaudited)	(Unaudited)	(Decrease)
Revenues:
Machines and terminals	$38,451	$179,050	$(140,599)
Surveillance equipment	13,305	22,758	(9,453)
Fees	187,876	181,218	6,658
Other revenue	2,759	4,799	(2,040)
Total Revenue	$242,391	$387,825	$(145,434)

Revenues.  Revenues from operations for the three months ended July 31, 2004 were $242,391 as compared to revenues of $387,825 for the three months ended July 31, 2003, a decrease of $145,434 or approximately 37%.  The changes in revenues are summarized as follows:

Sales of Machines and Terminals.  Sales of machines and terminals decreased by $140,599 to $38,451 for the three months ended July 31, 2004, as compared to $179,050 for the three months ended July 31, 2003, approximately a 79% decrease.  The Company has reduced its efforts to acquire new POS locations due to a saturated market resulting in negative returns on sales of machines and terminals.  Furthermore, the Company has decided to focus its efforts on the burgeoning surveillance business opportunity.  This change in business strategyhas resulted in fewer sales of ATM and POS machines and terminals.  Our overall focus is still to strategically market our ATM terminals and surveillance systems in order to capture additional locations and to identify and negotiate ATM asset acquisitions with potential acquisition candidates, but this focus is secondary to our focus on the surveillance business.

CS Surveillance Systems.  Sales of surveillance equipment decreased $9,453 or approximately 42% to $13,305 in the three months ended July 31, 2004 as compared to $22,758 in the three months ended July 31, 2003.  During the past quarter the Company has focused its resources on development of additional surveillance product lines of Digital Video Recorders and CCTV Cameras.  This development has resulted in the addition of four new DVR systems and a number of new cameras with day/night, infrared, outdoor and covert capabilities and related technology.  We are now focused on selling these new products.  The “on site testing” to assure the reliability of the products has been successful and the systems are performing satisfactorily.

Fee Income.  Fee income increased by $6,658 to $187,876 for the three months ended July 31, 2004, as compared to $181,218, approximately a 4% increase.  Although we had fewer sales of ATM and POS terminals, continuing activity at locations with long-term contracts resulted in an increase in the number of transactions on those machines and terminals.  Our long-term marketing strategy is to generate recurring fee income by placing machines in active locations with long-term contracts.

	Three Month Period Ended
	07/31/2004	07/31/2003	Increase
	(Unaudited)	(Unaudited)	(Decrease)
Cost of sales:
Machines and terminals	$60,512	$136,153	$(75,641)
Surveillance equipment	4,384	19,867	(15,483)
Total Cost of Sales	$64,896	$156,020	$(91,124)
Gross Profit (Loss):
Machines and terminals – amount	$(22,061)	$42,897	$(64,958)
Machines and terminals - percentage	(57%)	24%	(81%)
Surveillance equipment – amount	8,921	2,891	6,030
Surveillance equipment - percentage	67%	13%	54%
Total Gross Profit – amount	177,495	231,805	(54,310)
Total Gross Profit – percentage	73%	60%	13%

Cost of Sales and Gross Profit.  The cost of sales decreased by $91,124 to $64,896 for the three months ended July 31, 2004, as compared to $156,020 for the three months ended July 31, 2003, approximately a 58% decrease.  The gross profit for the three months ended July 31, 2004 decreased by $54,310 to $177,495 as compared to $231,805 for the three months ended July 31, 2003.  This decrease is attributable to the fact that we sold fewer machines and terminals into a mature market which did not generate enough profit to cover fixed cost of sales expenses.  Competition in the ATM industry has dramatically increased as the banks and others have aggressively entered the market and are placing machines at non-banking locations for reduced fees.  This is resulting in our need to sell machines at lower profit margins in order to remain competitive.

Write Off of Obsolete Inventory.  The need to write off a material amount of inventory as obsolete arose in the three months ended April 30, 2004, and continued into the three months ended July 31, 2004 and amounted to $5,465 as a result of improved technologies and changing equipment.  This is an increase of $1,022 or 23% from the three months ended July 31, 2003 in which $4,443 was written off.  We do not anticipate the need to write off additional inventory in future periods.

	Three Month Period Ended
	07/31/2004	07/31/2003	Increase
	(Unaudited)	(Unaudited)	(Decrease)
Selling, general and administrative expenses:
Agent, distributor and investor sales and residual fees	$9,203	$51,571	$(42,368)
Advertising	2,161	3,397	(1,236)
Accounting, legal and professional services	21,242	29,868	(8,626)
Depreciation	6,712	5,759	953
Office rent	4,858	4,390	468
Salaries and wages	57,928	47,906	10,022
Sales management	19,770	24,734	(4,964)
Sales contract fees	6,654	177	6,477
Travel	6,819	8,674	(1,855)
Sales tax input expense	4,618	322	4,296
Other selling, general and administrative expenses	36,924	59,330	(22,406)
Total Selling, general and administrative expenses	$176,889	$236,128	$(59,239)

Selling, General and Administration Expenses.  Selling, general and administrative expenses decreased by $59,239 to $176,889 for the three months ended July 31, 2004, as compared to $236,128 for the three months ended July 31, 2003, approximately a 25% decrease. Several factors contributed to this net decrease.  Agent, distributor and investor sales and residual fees decreased $42,368 or 82% as these fees are directly related to our sales volume, which was down during this three-month period. Accounting, legal and professional services decreased $8,626 or 29% as a result of improved internal accounting and reporting that allowed us to use our external professionals less.  We experienced a $10,022, or 21%, increase in salaries and wages for the three months ended July 31, 2004 as we hired additional personnel to administer operations management and assist in technical operations of the surveillance equipment sales.  And while we experienced a decrease of $4,964 or 20% of our sales management fees due to the loss of one management employee, we experienced a $6,477 increase in our sales contract fees for additional sales personnel.  Our other selling, general and administrative expenses decreased $22,406 to $36,924 mainly due to our improved collection efforts that reduced our bad debt expense by $3,965 and our use of office staff instead of contract and casual labor for a reduction of $6,816.

Interest Expense.  Interest expense decreased by $635 in the three months ended July 31, 2004, to $401, as compared to $1,036 in the three months ended July 31, 2003.  This decrease is primarily due to the reduction in interest-bearing obligations.

Net Income (Loss) Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $5,212 for the three months ended July 31, 2004 compared to $9,793 for the three months ended July 31, 2003.  The decrease in net loss was primarily the result of lower sales of ATM and POS terminals and lower gross profit experienced on these sales.

Corporation Income Taxes.  Corporation income tax for the three months ended July 31, 2004 and 2003 was $-0-.  No income tax expense was due for the three months ended July 31, 2004 due to the availability of net operating loss carryforward.

Nine months ended July 31, 2004 compared to nine months ended July 31, 2003.

	Nine Month Period Ended
	07/31/2004	07/31/2003	Increase
	(Unaudited)	(Unaudited)	(Decrease)
Revenues:
Machines and terminals	$133,269	$468,004	$(334,735)
Surveillance equipment	34,030	40,994	(6,964)
Fees	575,703	478,516	97,187
Other revenue	11,546	20,434	(8,888)
Total Revenue	$754,548	$1,007,948	$(253,400)

Revenues.  Revenues from operations for the nine months ended July 31, 2004 were $754,548 as compared to revenues of $1,007,948 for the nine months ended July 31, 2003, a decrease of $253,400 or approximately 25%.  The changes in revenues are summarized as follows:

Sales of Machines and Terminals.  Sales of machines and terminals decreased by $334,735 to $133,269 for the nine months ended July 31, 2004, as compared to $468,004 for the nine months ended July 31, 2003, approximately a 72% decrease.  The Company has reduced its efforts to acquire new POS locations due to a saturated market resulting in negative returns on sales of machines and terminals. Furthermore, the Company has decided to refocus its efforts to the burgeoning surveillance business opportunity.  This change in business strategy has resulted in fewer sales of ATM and POS machines. Our overall focus is still to strategically market our ATM terminals and Surveillance Systems in order to capture additional locations and to identify and negotiate ATM asset acquisitions with potential acquisition candidates, but this focus is secondary to our focus on the surveillance business.

CS Surveillance Systems.  Sales of surveillance equipment decreased $6,964 or approximately 17% to $34,030 in the nine months ended July 31, 2004 as compared to $40,994 in the nine months ended July 31, 2003.  During the past quarter the Company has focused its resources on development of additional surveillance product lines of Digital Video Recorders and CCTV Cameras. This development has resulted in the addition of four new DVR systems, and a number of new cameras with day/night, infrared, outdoor and covert capabilities and related technology.  We are now focused on selling these new products.  The "on site testing" to assure the reliability of the product has been  successful and the systems are performing satisfactorily.

Fee Income.  Fee income increased by $97,187 to $575,703 for the nine months ended July 31, 2004, as compared to $478,516, approximately a 20% increase.  Although we had fewer sales of ATM and POS terminals, tighter management controls of events at locations with machines and terminals on long-term contracts resulted in an increase in the number of transactions on those machines and terminals.  Our long-term marketing strategy is to generate fee income and accordingly, to place machines and terminals as rapidly as possible and to seek ATM portfolio acquisition candidates we believe can benefit from our tighter management controls.

	Nine Month Period Ended
	07/31/2004	07/31/2003	Increase
	(Unaudited)	(Unaudited)	(Decrease)
Cost of sales:
Machines and terminals	$160,090	$349,458	$(189,368)
Surveillance equipment	31,061	33,756	(2,695)
Total Cost of sales	$191,151	$383,214	$(192,063)

Gross Profit:
Machines and terminals - amount	$(26,821)	$118,546	$(145,367)
Machines and terminals - percentage	(20)%	25%	(45%)
Surveillance equipment - amount	2,969	7,238	(4,269)
Surveillance equipment - percentage	8%	18%	(10%)
Total Gross Profit - amount	$563,397	$624,734	(61,337)
Total Gross Profit - percentage	75%	62%	13%

Cost of Sales and Gross Profit.  The cost of sales decreased by $192,063 to $191,151 for the nine months ended July 31, 2004, as compared to $383,214 for the nine months ended July 31, 2003, approximately a 50% decrease.  The gross profit for the nine months ended July 31, 2004 decreased by $61,337 to $563,397 as compared to $624,734 for the nine months ended July 31, 2003.  This decrease is attributable to the fact that we sold fewer machines and terminals into a mature market which did not generate enough profit to cover fixed cost of sales expenses.  Competition in the ATM industry has dramatically increased as banks and others have aggressively entered the market and are placing machines at non-banking locations for reduced fees.  This is resulting in our need to sell machines at lower profit margins in order to remain competitive.

Write Off of Obsolete Inventory.  The need to write off a material amount of inventory as obsolete arose in the nine months ended July 31, 2004 and amounted to $19,467 as a result of improved technologies and changing equipment.  This is an increase of $12,910 or 197% from the nine months ended July 31, 2003 in which $6,557 was written off.  We do not anticipate the need to write off additional inventory in future periods.

	Nine Month Period Ended
	07/31/2004	07/31/2003	Increase
	(Unaudited)	(Unaudited)	(Decrease)
Selling, general and administrative expenses:
Agent, distributor and investor sales and residual fees	$50,715	$94,549	$(43,834)
Advertising	19,731	7,980	11,751
Accounting, legal and professional services	81,827	119,843	(38,016)
Depreciation	20,862	17,837	3,025
Office rent	12,858	11,780	1,078
Salaries and wages	171,251	115,707	55,544
Sales management	60,846	78,379	(17,533)
Sales contract fees	19,534	5,397	14,137
Travel	27,206	25,326	1,880
Sales tax input expense	15,814	6,620	9,194
Other selling, general and administrative expenses	123,249	117,783	5,466
Total Selling, general and administrative expenses	$603,893	$601,201	$2,692

Selling, General and Administration Expenses.  Selling, general and administrative expenses increased by $2,692 to $603,893 for the nine months ended July 31, 2004, as compared to $601,201 for the nine months ended July 31, 2003.  Several factors contributed to this slight net increase.  Fewer terminal and machine sales in the nine months ended July 31, 2004 resulted in a decrease of $43,834 or 46% in agent, distributor and investor fees that are directly tied to these sales.  We also experienced a decrease in our accounting, legal and professional services of $38,016 or 32% as we improved our in house accounting, which reduced our use of outside accountants and attorneys to complete our quarterly filings.  These decreases were offset by the increase in advertising expenses of $11,751 or 147% as we began to promote our surveillance equipment. We also experienced an increase of $55,544 or approximately 48% in salaries and wages from our decision to hire additional personnel to administer the operations management and assist in technical operations of the surveillance equipment sales. And while we experienced a decrease of $17,533 or 22% of our sales management fee due to the loss of one management employee, we experienced a $14,137 increase in our sales contract fees for additional sales personnel.  Sales tax input expense is the portion of our Goods and Services Tax that we are not able to offset against amounts owed and therefore must record as an expense.  Our other selling, general and administrative expenses increased $5,466 to $123,249 for the nine months ended July 31, 2004 due to several factors.  Among them was an increase in insurance costs due to a loss experienced this period of $7,708, an increase in office expenses of $3,657 as our staff increased, offset by a reduction in contract and casual labor expense of $8,868 due to our use of office staff to manage workflows and a reduction in trade show expenses of $2,977 as we determined attending certain shows did not benefit our product sales.

Interest Expense.  Interest expense decreased by $1,460 in the nine months ended July 31, 2004, to $697, as compared to $2,157 in the nine months ended July 31, 2003.  This decrease is primarily due to the reduction in interest-bearing obligations.

Net Income (Loss) Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $62,547 for the nine months ended July 31, 2004 compared to a net income of $14,843 for the nine months ended July 31, 2003.  The increase in net loss was primarily the result of the decrease in net profit from operations due to the decrease in revenues.

Corporation Income Taxes.  Corporation income tax for the nine months ended July 31, 2004 and 2003 was $-0-.  No income tax expense was due for the nine months ended July 31, 2004 due to the availability of net operating loss carry forward.

Foreign Currencies.  The key foreign currencies in which the Company effects transactions are the Canadian dollar and the United States dollar.  For the nine months ended July 31, 2004, the average exchange rate was 1.331 United States dollars to Canadian dollars.  This is a 9% decrease from the nine months ended July 31, 2003 in which the average exchange rate was 1.4707 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have nominal fixed expenses such as an annual lease payment of approximately $20,000 per year.

Working capital is summarized and compared as follows:

    July 31

     2004

     2003

Current assets

$

329,806

$

497,046

Current liabilities

70,845

192,877

Working capital

$

258,961

$

304,169

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

On September 1, 2004, $248,236 (Canadian Dollars) was received for the sale of our subsidiary InterCash POS Systems, LTD.  The cash has been placed into our operating account and is available for our use.  An additional $10,185 has been held back and will be paid upon the acceptable transfer of remaining customer contracts.

We have paid back a significant portion ($12,223) of our debt to a stockholder.  Our only term debt consists of approximately $18,000, of which $12,500 is long-term.  Our term debt matures at various periods through 2008 and bears interest of approximately eight percent.  We believe, but can provide no assurance, that we have available resources, both commercial and private, should we need additional capital to fund our cash flows from operations or investing activities.

We do not expect to incur any significant cash outflows for working capital or capital expenditures in connection with our previously announced proposed acquisition of Interglobe Investigation Services, Inc., but there is no assurance that unanticipated needs for working capital will not arise.

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

  We have increased our reliance on sales of our new surveillance products to reach profitability, and to date this product has not been accepted by the market and there is no assurance that it will be accepted by the market.

  We are selling fewer machines and terminals, which is resulting in a decline in revenues from these sources, and are instead focusing on sales of our new surveillance products.

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

TEM 3.

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

(b)

In addition, there have been no changes in our internal control over financial reporting identified in connection with the elevation that occurred during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A consent in lieu of special meeting of the shareholders was taken on May 27, 2004.  Shareholders holding 12,472,500 shares of common stock executed the consent, approving the following matters:

  The amendment of the Company’s Articles of Incorporation to increase the authorized share of capital to 100,000,000 common shares and 10,000,000 preferred shares; and

  The consolidation of the Company's 18,037,000 issued and outstanding shares of common stock into 1,803,700 shares of common stock

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits:

3.1

First Amendment to the Articles of Incorporation

31

Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32

Section 1350 Certifications

(a)

Reports on Form 8-K:

On August 9, 2004, the Company file a Current Report on Form 8-K announcing the Company’s entry in to an agreement to acquire Interglobe Investigation Services, Inc.

On August 17, 2004, the Company filed a Current Report on Form 8-K announcing a consolidation of the Company’s capital stock and an increase in its authorized common stock.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 13, 2004

MONEYFLOW SYSTEMS INTERNATIONAL INC., a Nevada corporation

By: ./s/ Harold F. Schultz

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

Date:  September 13, 2004

By:

/s/ Harold F. Schultz

Harold F. Schultz

Chief Executive Officer and Chief Financial Officer

Exhibit 32

Section 1350 Certification

Pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Moneyflow Systems International, Inc., a Nevada corporation (the "Company"), hereby certifies that:

To my knowledge, the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended July 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  September 13, 2004

BY:

/s/ Harold F. Schultz

HAROLD F. SCHULTZ

CHIEF EXECUTIVE OFFICER

CHIEF FINANCIAL OFFICER