Form 10KSB
period 2004-10-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2005-02-15
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-KSB

X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2004

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

Common Stock, $0.001 par value

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

The issuer's total net sales for the fiscal year ended October 31, 2004 were $871,866.

As of February 11, 2005, there were 5,296,203 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer.  As of February 11, 2005, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board, was approximately $2,310,571.

Documents Incorporated by Reference

None.

Transitional Small Business Disclosure Format:       Yes     X   No

ii

021405v3

PART I

ITEM 1.        BUSINESS

Unless the context otherwise requires, "MoneyFlow", "Company", "we", "us" and "our" refer to MoneyFlow Systems International Inc., and its subsidiaries combined.

Overview

MoneyFlow Systems International Inc. ("MoneyFlow") was incorporated on April 25, 2001 under the laws of the State of Nevada.  Security Bancorp Inc. ("Security Bancorp"), our wholly owned subsidiary, was organized on August 3, 1992 in Alberta, Canada and was inactive until January 5, 1999 when it changed its name to Security Bancorp Inc. and began operations under the name CA$H STATION(R).  In July, 2001, Security Bancorp and MoneyFlow approved a share exchange agreement whereby MoneyFlow issued 14,000,000 shares of its common stock in exchange for 100% of the issued and outstanding shares of Security Bancorp.  In connection with this agreement, Security Bancorp became a wholly owned subsidiary of MoneyFlow.  On April 1, 2002, MoneyFlow formed a wholly owned Canadian subsidiary, Intercash POS Systems Ltd., ("Intercash") through which MoneyFlow conducted its Point-of-Sale business.  Point-of-Sale terminals allow customers to use their debit and credit cards to make purchases and obtain cash on the premises of businesses.  On August 31, 2004, MoneyFlow sold the majority of its Point-of-Sale business to BP Financial Corp. for approximately $258,000 in cash pursuant to a purchase and sale agreement, and Intercash is no longer an operating subsidiary of MoneyFlow.  The Point-of-Sale terminals that were not part of the sale are being managed by Security Bancorp, and the Company does not plan to sell any new terminals.

Since May, 1999, Security Bancorp has been successful in supplying, installing, maintaining and managing ATM machines which it places on the premises of property owners and businesses for the purpose and convenience of dispensing cash and other services.  As of February 11, 2005, Security Bancorp operates over 200 ATMs in five Canadian Provinces.  Security Bancorp is a member of the Automated Teller Machine Industry Association (ATMIA) which serves the industry in Canada and the United States.  Security Bancorp has placed ATMs and Point-of-Sale terminals in convenience stores, grocery stores, service stations, hotels, motels, hospitals, night clubs, casinos, restaurants, truck stores, airports and many other locations.  Security Bancorp's ATMs accept VISA, Mastercard, Interac, Maestro, Cirrus, Circuit and American Express (Canada).  Security Bancorp has a website located at http://www.cashstation.net.  Security Bancorp operates its ATMs under the trademark "CA$H STATION(R)."

In October 2004, MoneyFlow acquired Interglobe Investigation Services Inc. ("Interglobe"), organized on August 3, 1992 in British Columbia, pursuant to a share exchange agreement whereby MoneyFlow issued 500,000 shares of its common stock in exchange for 100% of the issued and outstanding shares of Interglobe, and Interglobe became a subsidiary of MoneyFlow.  Interglobe provides security consulting services and related products and services to companies and individuals, and also supplies and installs custom remote access digital surveillance systems.  Interglobe has a website located at http://www.interglobeinvestigate.com.

Our ATM & Point-of-Sale Business

While we intend to expand the focus of our business to include our new security products and services business, as provided by Interglobe and described in "New Focus on Security Products and Services" below, during fiscal year 2004 substantially all of our revenue was generated by our ATM and Point-of-Sale business, which is described below.

The ATM Market

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

In Canada, technology became available in 1997 to enable the private ownership of ATMs and investors and businesses have purchased a significant number of ATMs since 1997.  Private ATMs have become common in various types of locations, including convenience stores, bars, hotels, grocery stores, nightclubs, service stations and other locations.  These systems are generally placed where there is deemed to be sufficient traffic to support the economics of the investment of purchasing and operating the ATM.  Competition among ATM manufacturers has steadily reduced the cost of privately owned ATMs over the last couple of years.  The current cost is approximately CDN$5,000.  New security technology advances and greater volume of sales helps to make prices lower.

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

Security Bancorp's customers pay a fee, or surcharge, for the use of its ATMs and Point-of-Sale machines.  Part of the fee generated by these transactions is paid to Security Bancorp and part of the fee is paid to the owner of the machine.  DataWest charges a per transaction fee to Security Bancorp for each ATM and Point-of-Sale transaction.  DataWest also charges Security Bancorp a one-time fee for each ATM and Point-of-Sale terminal connected to DataWest's switch network.  Interac Association also collects a nominal fee per transaction from DataWest and its other members.

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

Our Approach to Sales, Service and Operations

Security Bancorp sells, services and operates ATMs and operates Point-of-Sale machines in Canada.  Prior to the discontinuation of its operations in 2004, Intercash sold and operated Point-of-Sale machines.  Each time an ATM card, debit card or credit card is used in one of our machines, a fee is charged.  That fee is split between the owner of the machine, the owner of the location where the machine is located, and us.  Transaction fees accounted for approximately 74% of MoneyFlow's revenue during fiscal year 2004.  Sales of ATMs and Point-of-Sale terminals generated most of the remainder of MoneyFlow's revenue during fiscal year 2004.

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

As of February 11, 2005, Security Bancorp has placed and holds under management ATMs and Point-of-Sale terminals at over 200 locations across Canada, primarily in the provinces of Ontario, Alberta, Saskatchewan, British Columbia and Manitoba.  We are also building a presence in certain other targeted Canadian provinces.

During 2004, MoneyFlow used two suppliers for the ATMs and Point-of-Sale terminals it sold -Tranax Technologies and Greenlink Technologies.  One supplier, Tranax Technologies, accounted for most of MoneyFlow's product purchases in fiscal year 2004.  Management believes that MoneyFlow will be able to continue its relationship with these suppliers.  However, if MoneyFlow is not able to continue its relationship with one or more of these suppliers, management believes that financial transaction hardware and software is readily available from alternate suppliers.

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

In November, 2000, Security Bancorp entered into a three year contract, which was then automatically renewed for an additional two years, for Point-of-Sale Connection Services and Software Licensing agreements with DataWest Ltd., enabling Security Bancorp to provide electronic transaction solutions for the Point-of-Sale and Interac Direct Payment (IDP) market.  This contract will automatically continue and remain in force for one successive term of two (2) years, unless terminated by either party.  In January 2002, MoneyFlow entered into a new Connection Services Agreement with DataWest Ltd. to facilitate ATM transactions.  This agreement's current term expires in 2007 and is renewable for successive two year terms.  Security Bancorp pays DataWest a fee for each transaction processed and also pays a one-time fee for each ATM and Point-of-Sale terminal connected to DataWest's transaction processing network.

These agreements enable Security Bancorp to acquire, sell, service and manage ATM and Point-of-Sale terminals and related financial transactions.

Competition in the ATM Business

Banks and other financial institutions typically maintain ATMs at their own branch locations but can service any location.  Security Bancorp and its primary competitors described below place ATMs solely in private businesses such as grocery stores, convenience stores, service stations, bars, nightclubs and hotels.  Although Security Bancorp competes directly with banks and other financial institutions in placing its ATMs, its management does not view banks and other financial institutions as its primary competition as historically they have not selected prime private business locations.  Security Bancorp and its primary competitors compete by locating the most attractive locations for their machines based on expected transaction volume and making arrangements with the owners of those properties to place ATMs there before a competitor can take that location.  Location is the most important factor in the success of an ATM because ATMs depend on consumer traffic to generate large volumes of ATM transactions.  If Security Bancorp cannot secure prime locations for its ATMs, it will likely lose those locations to its competitors, which negatively impacts Security Bancorp's growth.  Management believes that only a finite number of prime locations exist for the placement of its machines and once they are gone, Security Bancorp must settle for less profitable locations.  Security Bancorp's competitors offer very similar services to those of Security Bancorp.  Security Bancorp does not offer discounted fees in comparison to its competitors and does not offer a distinctive product or service.

The ATM industry remains fragmented with an estimated 150 ATM operators in Canada. Consolidation is taking place in the industry, resulting in fewer small operators and a couple of operations having grown to a significant size.

The following list represents the competitors of whom the management of MoneyFlow is aware:

Direct Cash Income Trust is currently the largest Canadian company in the private ATM business, with approximately 3500 machines in operation.  Its distribution covers major centers in Canada.

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

EZE ATM operating from the Toronto area has an estimated 2,000 plus ATMs in operation.

Cash-line, headquartered in Victoria, B.C., has in excess of 500 systems in service.

New Focus on Security Products and Services

In early 2003, MoneyFlow introduced a new product, the Remote Access Digital Surveillance System, a remote access digital recording system (the "Digital Surveillance System").  Images recorded by a digital video recorder, or DVR, may be viewed remotely over the Internet, and MoneyFlow offers a variety of cameras that can operate both indoors and outdoors and offer pan, tilt and zoom functions suitable for a variety of surveillance needs.  DVRs, CCTV cameras and related software can be combined in a variety of pre-packaged or custom configurations in a variety of price ranges.  MoneyFlow began marketing this product to retail and commercial businesses, homes, industrial facilities, government facilities and educational facilities as a method of deterring criminal activity, reducing losses, and providing passive monitoring of both indoor and outdoor areas.  MoneyFlow assembles, tests and sells the Digital Surveillance System to its customers.  The Digital Surveillance System is also leased to customers through third parties.

Following the acquisition of Interglobe in October of 2004, MoneyFlow began selling its Digital Surveillance Systems through Interglobe, and also expanded into the security consulting market.  Interglobe was founded in 1995 by Philip Moriarity, a former police officer and now a director of MoneyFlow, to implement his goal of providing both companies and individuals with security services that the police are unable to provide.

Major services provided by Interglobe to companies include security consulting, designing and implementing loss prevention strategies, investigating security breaches and forensic computing.  Security consulting involves reviewing a company's existing security procedures, determining where improvement is possible, and rewriting security procedures to improve a client's overall security.  Interglobe's past recommendations have included changes in employee screening and background checks, physical plant and layout changes, changes in access procedures for computers and inventory, additional computer monitoring, supervisory and accountability changes, and the use of trained canines for bomb or narcotics detection.  Interglobe has also implemented counter-corporate espionage measures and performed ancillary security consulting for executives' homes, to ensure more complete corporate security.

Loss prevention strategies can include changing the physical layout of stores to minimize shoplifting, placing undercover operatives in stores to monitor employees or watch for shoplifting, or investigating past occurrences of internal theft or fraud to determine the person(s) responsible for the loss.  One of Interglobe's more rapidly growing services is forensic computing.  Interglobe's forensic computing experts can analyze the contents of a computer to determine if files have been deleted, hidden, damaged, altered or encrypted, and then recover the contents of those files.  Interglobe can also provide an overall analysis of relevant files and data contained on a computer, recommend security measures to limit data theft or inappropriate computer usage, and develop employee monitoring procedures.

Interglobe also provides services to individuals, including investigation of criminal harassment, missing persons searches, investigation of homicides and other crimes, and investigations in foreign countries.  Interglobe also provides guard services for special events, for individuals such as executives or celebrities, and for general site security needs.

Interglobe is developing a new automated service to provide background checks of employees, vendors and tenants to its clients through the internet.  The new site will allow clients to conduct identity, licensing, credit, health and reference checks, in addition to checking for prior criminal or civil cases.

Interglobe currently markets its services through its internet site, and also obtains marketing exposure through Mr. Moriarity's frequent appearances on Canadian television and radio programs.  As Interglobe expands its business, it plans to engage a sales team to assist with marketing.  Interglobe's expansion plans, which are subject to receipt of sufficient financing, include seeking to increase its number of security consulting contracts and locating capable investigation firms throughout North America for acquisition.

Competition in the Security Industry

We face competition for our security product, the Digital Surveillance System.  In Canada, our competitors include ADT, Honeywell, GE and smaller companies which distribute surveillance products.  The products offered by these competitors are similar to the Digital Surveillance System, although management believes that the Digital Surveillance System offers a level of quality and available features equivalent to the other products on the market as of the date of this filing.   Management also believes that MoneyFlow's history of controlling the cost of the Digital Surveillance System and providing a range of systems at various price points is a key factor in the product being competitive with similar products offered by our competitors.

Interglobe provides security services in the British Columbia area, and faces competition from other local companies that also operate in British Columbia.  In addition, Interglobe may face competition from large security firms such as Pinkerton, Burns and Wackenhut as Interglobe expands its operations outside of British Columbia.  Smaller competitors typically cannot offer the complete range of services Interglobe provides, such as Interglobe's 24 hour on-call service, while larger competitors may not be able to provide the level of personalized service Interglobe can provide to clients, and larger competitors' rates are often too high for individual or smaller corporate clients.

Unlike many of its competitors, Interglobe owns the equipment commonly used in its investigations, including surveillance equipment and counter-surveillance equipment to detect phone taps and other security breaches, in addition to the computer equipment needed for forensic computing and data retrieval and analysis.  By owning its own equipment, Interglobe can avoid delays associated with having to lease equipment on a project-by-project basis, and Interglobe has the flexibility to take assignments in more remote areas where equipment may not be readily available.

Interglobe also distinguishes itself from certain competitors due to the background of its investigators, all of whom have police backgrounds.  These investigators' familiarity with how the police system works allows them to conduct an investigation in a manner that will improve the chance of formal charges being brought against the persons responsible for any criminal activities.

Interglobe has a well-established reputation in British Columbia for providing quality customer service at competitive rates, and referrals are a key source of new clients.  Its clients consists of national and international companies in a variety of industries, governments, informal associations and individual clients.

Growth Strategy and Market Niche

MoneyFlow's plan is to capture immediate growth in the electronic financial transactions and security markets as follows:

Short Term Strategy

  Continuing to research and develop new and better surveillance products.

  Further improvement of security features on ATMs.

  The immediate implementation of marketing efforts, and an increased focus on promotion, sale and installation of its Digital Surveillance Systems.

  The pursuit of additional security consulting contracts through Interglobe.

  The purchase, sale and placement of additional ATMs over the next 12 months.

  To generate adequate working capital from operations and/or financing for growth.

Long Term Strategy

  Acquisition of existing ATM networks owned by others.

  To source potential merger/amalgamation candidates, identify and participate in joint ventures and strategic alliances with industry partners in both the financial transactions and security markets.

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

Employees

We currently have ten employees.

Government Regulations and Legal Considerations

As of the date of this filing, there are no pervasive regulations of our ATM and Point-of-Sale business.  Due to the nature of Interglobe's business, its operations are subject to a variety of laws, regulations and licensing requirements, including laws requiring registration of security officers and requiring certain levels of insurance and bonding. We believe Interglobe's operations are in substantial compliance with applicable laws, regulations and other requirements.  The nature of the services provided by Interglobe exposes it to potentially greater risks of liability for employee acts, injuries or omissions than may be posed by other service businesses, and, although Interglobe attempts to manage these risks through employee screening, training and supervision, there can be no assurance that a successful claim would not exceed any insurance coverage and thus have an adverse effect on our business.

ITEM 2.     PROPERTIES

MoneyFlow's principal offices are located at Suite N, 7003 - Fifth Street SE, Calgary, Alberta T2H 2G2, telephone number (403) 319-0236.  These offices consist of 3,746 square feet on a lease that runs through May 1, 2007.  The monthly rental fee is CDN $1,968 (approximately US $1,614) plus taxes and operating costs, with rent increasing yearly by CDN $0.48 (approximately US $0.40) per square foot of gross leasable area.  Interglobe leases a virtual office facility on a month-to-month basis for approximately $156 (CDN $190) plus additional usage fees.

The Company's management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company's current equipment is in good condition and is suitable for the operations involved.

ITEM 3.        LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MoneyFlow had 5,296,203 shares of common stock outstanding as of February 11, 2005.

Number of Shareholders

The number of beneficial shareholders of record of the Common Stock of the Company as of the close of business on February 11, 2005 was approximately 64.

Dividend Policy

To date, the Company has no cash dividends on its Common Stock, and does not expect to pay cash dividends in the near term.  The Company intends to retain future earnings, if any, to provide funds for operation and growth of its business.

Market Information

Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "MFLW.OB."  There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained. We began trading on the OTCBB on October 11, 2002. The following table sets forth, for the periods indicated, the bid price range of our common stock, giving retroactive effect to our ten to one reverse stock split, which occurred in July 2004.  Prior to the reverse stock split, our common stock was traded under the symbol "MNYF.OB."

Fiscal Period	Average Low	Average High
Fourth Quarter 2004	$0.33	$1.01
Third Quarter 2004	$0.50	$1.40
Second Quarter 2004	$1.10	$1.90
First Quarter 2004	$0.80	$1.60
Fourth Quarter 2003	$0.60	$2.50
Third Quarter 2003	$1.00	$3.60
Second Quarter 2003	$1.60	$10.10
First Quarter 2003	$1.00	$13.30

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Disclosure of Equity Compensation Plans

The Company maintains the 2004 Benefit Plan (the "Benefit Plan"), pursuant to which it may grant equity awards to eligible persons.  The Benefit Plan allows the Board of Directors to issue shares of MoneyFlow common stock or grant options to purchase shares of MoneyFlow common stock to employees, consultants and advisors of the Company or its subsidiaries.  As of February 11, 2005, no options had been granted or shares issued under the Benefit Plan.  Pursuant to the Company's previous plan, the 2002 Stock Option Plan, 537,500 shares of common stock were issued to the Company's directors and employees of Security Bancorp on December 10, 2004.  Subsequent to that date, the 2002 Stock Option Plan was discontinued and the Company maintains only the Benefit Plan as of the date of this filing.  The table below lists information on our equity compensation plans as of October 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	N/A	N/A	1,800,000
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	N/A	N/A	1,800,000

Recent Sales of Unregistered Securities

During the fiscal year ended October 31, 2004, the Company issued shares of common stock as follows:

  40,000 shares of common stock were issued in exchange for $14,875 to Dianne Manzo, on July 13, 2004, as a private placement in reliance on the exemption from registration provided by § 4.2 of the Securities Act of 1933, as amended (the "Securities Act").

  5,000 shares of common stock were issued to Carman Parente as payment of a finder's fee on July 13, 2004 in reliance on the exemption from registration provided by § 4.2 of the Securities Act.

  500,000 shares of common stock were issued to the two shareholders of Interglobe and 150,000 shares of common stock were issued to Advanced Canadian Enterprises and Global Business Exchange Corp. as finders' fees on October 13, 2004 as part of the Company's acquisition of Interglobe, in reliance on the exemption from registration provided by § 4.2 of the Securities Act.

  300,000 shares of common stock were issued to the directors of the Company on September 29, 2004 as payment of director fees, in reliance on the exemption from registration provided by § 4.2 of the Securities Act.

From October 31, 2004 through January 31, 2005, the Company issued shares of common and preferred stock as follows:

  237,500 shares of common stock were issued to employees of Security Bancorp as a year-end bonus on December 2, 2004, in reliance on the exemption from registration provided by § 4.2 of the Securities Act.

  300,000 shares of common stock were issued to current and former directors of MoneyFlow as compensation for service as directors, on December 10, 2004, in reliance on the exemption from registration provided by § 4.2 of the Securities Act.

  240,000 shares of common stock were issued to members of the Board as compensation for service on the Board on November 12, 2004 and 60,000 shares of Class A preferred stock on November 19, 2004, in reliance on the exemption from registration provided by § 4.2 of the Securities Act.

  1,000 shares of class B preferred stock were issued to Hal Schultz, the Company's President, on November 15, 2004, as compensation, in reliance on the exemption from registration provided by § 4.2 of the Securities Act.

  10,000 shares of Class A preferred stock were issued to Ryan Henning on November 19, 2004 for legal services, in reliance on the exemption from registration provided by § 4.2 of the Securities Act.

ITEM 6.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                           AND RESULTS OF OPERATIONS

Through its operating subsidiaries, Security Bancorp Inc. ("SBI"), Interglobe Investigation Services Inc. ("IIS") and Intercash POS Systems Ltd. ("Intercash"), MoneyFlow Systems International Inc. ("MoneyFlow" or the "Company") supplies, installs, maintains and manages Automated Teller Machines ("ATMs"), Point of Sale terminals ("POS") and other Electronic Funds Transfer Devices and provides transaction processing services for card holders using these devices.  The machines are placed on the premises of businesses for the purpose and convenience of dispensing cash and other services to the public and the merchant.  To date, MoneyFlow has provided these services to approximately 470 locations in five Canadian provinces.  As a result of the sale of the POS division we now operate over 200 ATMs.  We do not currently employ any independent distributors; instead all sales are handled by salaried personnel.  Our terminals accept Visa, MasterCard, Interac, Maestro, Cirrus, Circuit and American Express (Canada).

In October of 2004 the Company acquired Interglobe Investigation Services Inc. to expand the Company's investigation services and video surveillance product line.  The Company originally developed its own Remote Access Digital Video Recorder, which is the central feature of this surveillance system.  More recently additional Digital Video Recorders and new CCTV cameras have been added to round out the product line to provide surveillance systems capable of serving the smallest to the most sophisticated requirements.  Our capability now ranges from a simple one camera observation system to multiples of hundreds of cameras, together with the supporting viewing and recording capabilities.  The systems are being installed in retail, hospitality and other businesses, and in industrial and government facilities to provide remote access video surveillance to detect events, including cash and inventory shrinkage, security intrusions, theft, vandalism, and for general surveillance.  To date 35 systems have been installed. Users of the system may access digital camera images remotely from anywhere in the world via the Internet.

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

Principles of Consolidation

The consolidated financial statements include the accounts of MoneyFlow Systems International, Inc. and its wholly-owned subsidiaries, Security Bancorp Inc., Intercash POS Systems Ltd. (through September 1, 2004) and Interglobe Investigation Services Inc. (from October 1, 2004).

All material inter-company accounts and transactions have been eliminated.

Reverse Stock Split and Restatement of Common Stock

On May 27, 2004 the Company approved a one-for-ten reverse stock split of the Company's common stock, effective July 19, 2004.  The stock split has been retroactively recorded in the financial statements as if it occurred at the date of inception.

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired through the acquisition of Interglobe Investigation Services Inc. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 issued in June 2001, amortization of goodwill ceased as of December 31, 2001, and the Company evaluates the goodwill on an annual basis for potential impairment.

Revenue Recognition Policy

The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales discounts.  The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101).  Our revenues are recorded under the following categories:

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

Revenue from investigation services provided is recognized when the earning process is complete which is generally considered to have occurred when the services are provided to the customer.

Common Stock Issued for Non-Cash Transactions

It is the Company's policy to value stock issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated.

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

Automated Teller Machines and Point of Sale Terminals - former placements - actual cost for the machine purchased less accumulated depreciation.  Depreciation is computed on the straight line basis over 10 years.

Surveillance equipment, parts, supplies and counterfeit detectors - lower of cost or market, first-in, first-out method.

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

The Company depreciates property and equipment as follows:

Financial statement reporting - straight line method as follows:

Furniture and fixtures

10 years

Computer equipment

5 years

Telephone equipment

5 years

Surveillance equipment

5 years

Automobile

 5 years

Software

 3 - 5 years

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

Reclassifications

Certain 2003 amounts have been reclassified to conform to 2004 presentations.

SELECTED FINANCIAL INFORMATION - 2003 amounts have been restated to segregate the results of discontinued operations.

	Three Month Period Ended		Year Ended
	10/31/2004	10/31/2003	10/31/2004	10/31/2003
Statement of Operations Data:
Total revenue	$249,257	$196,934	$871,866	$927,995
Operating income (loss)	(189,031)	(11,736)	(272,653)	(51,448)
Net earnings (loss) from continuing operations before corporation income taxes	(75,900)	(12,735)	(162,106)	(54,580)
Net earnings (loss) from discontinued operations	2,741	26,458	26,400	83,146
Net earnings (loss)	$(73,159)	$13,723	$(135,706)	$28,566
Net earnings (loss) per share continuing operations	$(0.04)	$(0.01)	$(0.09)	$(0.03)
Net earnings (loss) per share discontinued operations	$0.01	$0.02	$0.01	$0.05
Balance Sheet Data:
Total assets	$707,197	$483,035	$707,197	$483,035
Total liabilities	$179,654	$116,050	$179,654	$116,050
Stockholders' equity	$527,543	$366,985	$527,543	$366,985

Results of Operations

Three months ended October 31, 2004 compared to three months ended October 31, 2003.

	Three Month Period Ended
	10/31/2004	10/31/2003	Increase
			(Decrease)
Revenues:
Machines and terminals	$41,821	$33,510	$8,311
Surveillance equipment	24,935	0	24,935
Fees	169,122	159,131	9,991
Security services	10,294	0	10,294
Other revenue	3,085	4,293	(1,208)
Total Revenue	$249,257	$196,934	$52,323

Revenues.  Revenues from operations for the three months ended October 31, 2004 were $249,257 as compared to revenues of $196,934 for the three months ended October 31, 2003, an increase of $52,323 or approximately 27%.  The changes in revenues are summarized as follows:

Sales of Machines and Terminals.  Sales of machines and terminals increased by $8,311 to $41,821 for the three months ended October 31, 2004, as compared to $33,510 for the three months ended October 31, 2003, approximately a 25% increase.  During the three months ended October 31, 2004, the Company sold several terminals from stock at below cost in an effort to reduce inventory carrying levels.  Furthermore, the Company has decided to focus more effort on the surveillance business.  Our overall focus is still to strategically market our ATM terminals and surveillance systems to capture additional locations and to identify and negotiate ATM asset acquisitions with potential acquisition candidates, negotiations for acquisition of ATM assets are currently underway with several ATM companies.

Surveillance Systems.  Sales of surveillance equipment were $24,945 in the three months ended October 31, 2004.  During the past quarter the Company has focused its resources on development of additional surveillance product lines of Digital Video Recorders and CCTV Cameras.  This development has resulted in the addition of four new DVR systems and a number of new cameras with day/night, infrared, outdoor and covert capabilities and related technology.  These new developments are contributing to an increase in surveillance product sales and we are now focused on selling our more complete line of products.  Our "on site testing" program has assured quality control.

Fee Income.  Fee income increased by $9,991 to $169,122 for the three months ended October 31, 2004, as compared to $159,131 for the three months ended October 31, 2003, approximately a 6% increase.  Improvements in our integrated ATM services that offer a suite of ATM management services from ATM deployment to transaction processing resulted in an increase in revenue from those machines and terminals.  Our continuing long-term marketing strategy is to generate recurring fee income by placing machines in active locations with long-term contracts and to pursue acquisitions of well-managed ATM assets.

Security Services.  Security and investigative services are new services we are offering to businesses, industry, institutions and individuals as a result of our acquisition of Interglobe Investigation Services Inc.  The total revenue from these services for the month of October 2004, the first month of our involvement, amounted to $10,294.  We expect this revenue to continue to increase as we focus more efforts on the security segment of our business.

	Three Month Period Ended
	10/31/2004	10/31/2003	Increase
			(Decrease)
Cost of sales:
Machines and terminals	$57,789	$42,169	$15,620
Surveillance equipment	20,073	0	20,073
Security services	5,831	0	5,831
Total Cost of Sales	$83,693	$42,169	$41,524
Gross Profit (Loss):
Machines and terminals - amount	$(15,967)	$(8,659)	$(7,308)
Machines and terminals - percentage	(38%)	(26%)	(12%)
Surveillance equipment - amount	4,862	0	4,862
Surveillance equipment - percentage	20%	0%	20%
Security services - amount	4,463	0	4,463
Security services - percentage	43%	0%	43%
Total Gross Profit - amount	$165,565	$154,765	$10,800
Total Gross Profit - percentage	66%	79%	(13%)

Cost of Sales and Gross Profit.  The cost of sales increased by $41,524 to $83,693 for the three months ended October 31, 2004, as compared to $42,169 for the three months ended October 31, 2003, approximately a 98% increase.  This increase in cost of sales is due primarily to our decision to sell select ATM terminals at below cost in order to reduce inventory carrying costs.  We also experienced an increase in our overall cost of sales due to the acquisition of Interglobe Investigation Services Inc. and the costs associated with the security equipment and services we sold during the year ended October 31, 2004.  The gross profit for the three months ended October 31, 2004 increased by $10,800 to $165,565 as compared to $154,765 for the three months ended October 31, 2003.  This increase is attributable to the expansion of our surveillance equipment and the security services the Company is offering as well as the continued growth in our recurring ATM fee revenue.

Write Off of Obsolete Inventory.  The need to write off a material amount of inventory continued into the three months ended October 31, 2004 and amounted to $1,561 as a result of improved technologies and changing equipment.  This is an increase of $777 or 99% from the three months ended October 31, 2003 in which $784 was written off.  We do not anticipate the need to write off additional inventory in future periods.

	Three Month Period Ended
	10/31/2004	10/31/2003	Increase
			(Decrease)
Selling, general and administrative expenses:
Agent, distributor and investor sales and residual fees	$9,739	$14,310	$(4,571)
Advertising	4,599	1,463	3,136
Accounting, legal and professional services	72,382	22,607	49,775
Depreciation	4,911	3,964	947
Directors' fees	90,000	0	90,000
Office expenses	8,455	4,014	4,441
Office rent	5,242	4,444	798
Salaries and wages	72,303	48,604	23,699
Sales management	21,011	23,639	(2,628)
Sales contract fees	5,859	0	5,859
Travel	16,442	4,267	12,175
G.S.T. input tax expense	5,479	2,854	2,625
Vault cash usage fees	2,699	13,366	(10,667)
Other selling, general and administrative expenses	33,914	22,970	10,944
Total Selling, general and administrative expenses	$353,035	$166,502	$186,533

Selling, General and Administration Expenses.  Selling, general and administrative expenses increased by $186,533 to $353,035 for the three months ended October 31, 2004, as compared to $166,502 for the three months ended October 31, 2003, approximately a 112% increase. Several factors contributed to this increase.  Our advertising and travel increased $3,136 and $12,175, respectively, due to our efforts to expand into the surveillance and security markets.  Our sale of one subsidiary and acquisition of another increased our accounting, legal and professional fees $49,775 or 220% during the three months ended October 31, 2004.  We also paid directors' fees of $90,000 with the issuance of 300,000 shares of common stock.  This is the first time directors' fees were paid by the Company.  Offsetting these increases were decreases in agent, distributor and investor sales and residual fees of  $4,571 or 32% as these fees are directly related to our sales volume, which was down during this three-month period. And while we experienced a decrease of $2,628 or 11% of our sales management fees due to the reduction of one management employee, we experienced a $5,859 increase in our sales contract fees for additional sales personnel.  Our other selling, general and administrative expenses increased $10,944 to $33,914 mainly due to administrative costs associated with the expansion efforts.

Interest Expense.  Interest expense decreased by $444 in the three months ended October 31, 2004, to $524, as compared to $968 in the three months ended October 31, 2003.  This decrease is primarily due to the reduction in interest-bearing obligations.

Net Income (Loss) Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $75,900 for the three months ended October 31, 2004 compared to $12,735 for the three months ended October 31, 2003.  The increase in net loss was primarily the result of increased administrative costs, (which includes $90,000 on non-cash payments of directors' fees) and the lower sales of ATM machines and gross profit experienced on these sales.

Corporation Income Taxes.  Corporation income tax for the three months ended October 31, 2004 and 2003 was $-0-.  No income tax expense was due for the three months ended October 31, 2004 due to the availability of net operating loss carryforward.

Year ended October 31, 2004 compared to year ended October 31, 2003.

	Year Ended
	10/31/2004	10/31/2003	Increase
			(Decrease)
Revenues:
Machines and terminals	$140,628	$370,989	$(230,361)
Surveillance equipment	58,995	0	58,995
Fees	649,111	542,920	106,191
Security services	10,294	0	10,294
Other revenue	12,838	14,086	(1,248)
Total Revenue	$871,866	$927,995	$(56,129)

Revenues.  Revenues from operations for the year ended October 31, 2004 were $871,866 as compared to revenues of $927,995 for the year ended October 31, 2003, a decrease of $56,129 or approximately 6%.  The changes in revenues are summarized as follows:

Sales of Machines and Terminals.  Sales of machines and terminals decreased by $230,361 to $140,628 for the year ended October 31, 2004, as compared to $370,989 for the year ended October 31, 2003, approximately a 62% decrease.  A maturing market for new ATM locations is resulting in marginal returns on sales of ATM terminals.  While margins on sales of machines and terminals have decreased, there remains a benefit to placing new machines as we enter into contracts with the owners of new machines that provide for long-term transaction fees.  The Company has added emphasis to its efforts to sell products in the security surveillance products business to mitigate the reduction in ATM sales; however, the Company is continuing its efforts to place ATMs. Our overall focus is still to strategically market our ATM terminals and Surveillance Systems in order to capture additional locations and to identify and negotiate ATM asset acquisitions with potential acquisition candidates.

Surveillance Systems.  Sales of surveillance equipment increased 100% to $58,995 in the year ended October 31, 2004.  In October 2004 the Company acquired Interglobe Investigation Services Inc. and focused its resources on development of additional surveillance product lines of Digital Video Recorders and CCTV Cameras. This development has resulted in the addition of new DVR systems, and a number of new cameras with special features including day/night, infrared, outdoor, pan tilt zoom, covert capabilities and related technology.  We are now focused on selling these new products.  Our "on site testing" program has improved quality control.

Fee Income.  Fee income increased by $106,191 to $649,111 for the year ended October 31, 2004, as compared to $542,920 for the year ended October 31, 2003, approximately a 20% increase.  Although we had fewer sales of ATM terminals, enhanced management controls and increased transaction fees from our long-term contracts resulted in an increase in revenue.  Our long-term marketing strategy is to generate fee income and accordingly, to place machines as rapidly as possible and to seek ATM portfolio acquisition candidates we believe can benefit from our tighter management controls.

Security Services.  Security services are a newer line of services we are offering to businesses, institutions and individuals as a result of our acquisition of Interglobe Investigation Services Inc.  The total revenue from these services for the month of October of 2004, the first month of our involvement, amounted to $10,294.  The acquisition of Interglobe was effective on October 1. We expect revenues to increase as we focus more efforts on the security segment of our business.

	Year Ended		Increase
	10/31/2004	10/31/2003	(Decrease)
Cost of sales:
Machines and terminals	$183,700	$302,561	$(118,861)
Surveillance equipment	49,860	0	49,860
Security services	5,831	0	5,831
Total Cost of sales	$239,391	$302,561	$(63,170)

Gross Profit:
Machines and terminals - amount	$(43,071)	$68,428	$(111,499)
Machines and terminals - percentage	(31%)	18%	(49%)
Surveillance equipment - amount	9,134	0	9,134
Surveillance equipment - percentage	15%	0%	15%
Surveillance services - amount	4,463	0	4,463
Surveillance services - percentage	43%	0%	43%
Total Gross Profit - amount	$632,475	$618,093	$14,382
Total Gross Profit - percentage	73%	67%	6%

Cost of Sales and Gross Profit.  The cost of sales decreased by $63,170 to $239,391 for the year ended October 31, 2004, as compared to $302,561 for the year ended October 31, 2003, approximately a 21% decrease.  A reduction in the sale of ATMs contributed to this decrease.  The gross profit for the year ended October 31, 2004 increased by $14,382 to $632,475 as compared to $618,093 for the year ended October 31, 2003.  This increase is attributable to an increase in ATM fee revenue and the expansion of our surveillance equipment and security services.

Write Off of Obsolete Inventory.  The need to write off a material amount of inventory as obsolete arose in the year ended October 31, 2004 and amounted to $7,669 as a result of improved technologies and changing equipment.  This is an increase of $328 or 4% from the year ended October 31, 2003 in which $7,341 was written off.  We do not anticipate the need to write off additional inventory in future periods.

	Year Ended
	10/31/2004	10/31/2003	Increase
			(Decrease)
Selling, general and administrative expenses:
Agent, distributor and investor sales and residual fees	$46,081	$60,094	$(14,013)
Advertising	22,872	7,758	15,114
Accounting, legal and professional services	134,959	111,124	23,835
Depreciation	19,423	15,296	4,127
Directors' fees	90,000	0	90,000
Office expense	22,580	17,282	5,298
Office rent	18,100	16,224	1,876
Salaries and wages	243,553	164,311	79,242
Sales management	82,177	102,676	(20,499)
Sales contract fees	25,394	0	25,394
Travel	33,746	15,293	18,453
Sales tax input expense	19,777	9,474	10,303
Vault cash usage fees	11,185	13,366	(2,181)
Other selling, general and administrative expenses	127,612	136,643	(9,031)
Total Selling, general and administrative expenses	$897,459	$669,541	$227,918

Selling, General and Administration Expenses.  Selling, general and administrative expenses increased by $227,918 to $897,459 for the year ended October 31, 2004, as compared to $669,541 for the year ended October 31, 2003.  Several factors contributed to this net increase.  Fewer terminal sales in the year ended October 31, 2004 resulted in a decrease of $14,013 or 23% in agent, distributor and investor fees that are directly tied to these sales.  This decrease was offset by the increase in advertising expenses of $15,114 or 195% as we began to promote our surveillance equipment.  Our accounting, legal and professional services increased $23,835 or 21% as we required additional services during our sale of one subsidiary and acquisition of another.  We also paid directors' fees of $90,000 with the issuance of 300,000 shares of common stock.  This is the first time directors' fees were paid by the Company.  We also experienced an increase of $79,242 or approximately 48% in salaries and wages from our decision to hire additional personnel to administer the operations management and assist in technical operations of the surveillance equipment sales. And while we experienced a decrease of $20,499 or 20% of our sales management fee due to the reduction of one management employee, we experienced a $25,394 increase in our sales contract fees for additional sales personnel.  G.S.T. input tax expense is the portion of our Goods and Services Tax that we are not able to offset against amounts collected on sales and therefore must record as an expense.  Our other selling, general and administrative expenses decreased $9,031 to $127,612 for the year ended October 31, 2004.

Interest Expense.  Interest expense decreased by $1,904 in the year ended October 31, 2004, to $1,221, as compared to $3,125 in the year ended October 31, 2003.  This decrease is primarily due to the reduction in interest-bearing obligations.

Net Income (Loss) Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $162,106 for the year ended October 31, 2004 compared to $54,580 for the year ended October

31, 2003.  The increase in net loss was primarily the result of increased administrative costs, which includes $90,000 of non-cash payments of directors' fees, and the lower sales of ATM machines and gross profit experienced on these sales.

Corporation Income Taxes.  Corporation income tax for the year ended October 31, 2004 and 2003 was $-0-.  No income tax expense was due for the year ended October 31, 2004 due to the availability of net operating loss carryforwards.

Foreign Currencies.  The key foreign currencies in which the Company effects transactions are the Canadian dollar and the United States dollar.  For the year ended October 31, 2004, the average exchange rate was 1.319 United States dollars to Canadian dollars.  This is a 9% decrease from the year ended October 31, 2003 in which the average exchange rate was 1.443 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have nominal fixed expenses such as an annual lease payment of approximately $20,000 per year.

Working capital is summarized and compared as follows:

	October 31
	2004	2003
Current assets	$466,570	$427,638
Current liabilities	167,313	96,982
Working capital	$299,257	$330,656

We previously used independent contractors to sell our products, which resulted in compensation being paid as revenue was generated.  We have discontinued this practice and now rely on salaried employees to make sales of our products and services, which results in the elimination of revenue sharing and provides greater control over the selling products.  We expect that available cash and the cash flow from future operations will be sufficient to allow us to meet the expected growth in demand for our products and services.  However, we cannot be assured that our sales will meet our growth expectations.  Should this fail to occur, we may elect to (1) reduce the planned expansion of operations or (2) pursue other financing alternatives such as an equity offering or borrowings. Our planned growth and profitability could be delayed or diminished if the two options listed above are not implemented or financing is unavailable.

Our net cash provided by operations was $144,501 for the year ended October 31, 2004 as compared to net cash used by operating activities of $45,977 for the year ended October 31, 2003.  The $190,478 increase in cash provided was the result of a reduction in our accounts, contracts and other receivables of $71,936 as we continue to improve collections and customer relations along with a reduction in our inventories of $53,651 as we strategically sold several older ATM terminals during the fourth quarter of 2004 in order to reduce inventory carrying levels.  We also experienced an increase of $53,251 in our accounts payable as a result of our acquisition of Interglobe Investigation Services Inc. and our additional accounting and legal fees in connection with our sale of Intercash POS, Ltd. and our acquisition of Interglobe Investigation Services Inc.  We used cash for operations during the year ended October 31, 2004 to pay $15,567 of corporate income taxes and $1,051 of G.S.T. & P.S.T. taxes.

Our net cash used from investing activities was $12,710 for the year ended October 31, 2004 as compared to $15,229 for the year ended October 31, 2003.  We used $17,175 and $15,229 to purchase property and equipment during the years ended October 31, 2004 and 2003, respectively.  This use was offset by the $4,465 of cash purchased through the acquisition of Interglobe Investigation Services Inc. during the year ended October 31, 2004.

Our net cash used from financing activities was $3,647 during the year ended October 31, 2004 as compared to net cash provided of $10,910 for the year ended October 31, 2003.  During the year ended October 31, 2004 we received $14,875 from the issuance of common stock for cash.  This inflow was offset by our payment of $12,223 to a stockholder to repay a loan in full that we received in 2003, $4,780 on our vehicle note and $1,519 on our capital lease.  During the year ended October 31, 2003 we received $32,158 in a note from a stockholder and paid $20,218 and $1,030 on our note and capital lease payable, respectively.

We have paid back a significant portion ($12,223) of our debt to a stockholder.  Our only term debt consists of a vehicle loan and a capital lease totaling approximately $18,000, of which $12,500 is long-term.  Our term debt matures at various periods through 2008 and bears interest of approximately eight percent.  We believe, but can provide no assurance, that we have available resources, both commercial and private, should we need additional capital to fund our cash flows from operations or investing activities.

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

General Risks

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

We are selling fewer ATMs, which is resulting in a decline in revenues from these sources, and are instead focusing on generating increased fee revenue and on sales of our new surveillance products and services.

We have increased our focus on our surveillance products and new security services to offset our decline in revenues from sales of ATMs.  If we are unsuccessful in generating enough revenue from these newer products and services, we may be unable to reach profitability.

Our need for additional financing is uncertain, as is our ability to acquire further financing, if required.

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

At present, we operate with ten employees, including Harold Schultz, our President and CEO, and Cori Crawford, our Vice President of Operations.  Phillip Moriarity, the President of Interglobe, is important to the success of Interglobe's operations.  The loss of these employees would have a material adverse effect on our operations and we may not be able to hire satisfactory employees to replace these employees.  Even if we could locate suitable replacements, it is unlikely that we could hire them on or upon terms and conditions comparable to what we presently pay our current employees.  Except for Mr. Moriarity, we do not currently have employment contracts with these employees.

Although we have begun to diversify our operations through product and service offerings beyond electronic financial transactions to include security surveillance products, we do not have the benefit of reducing our financial risks by relying on other revenues.

We are engaged in the business of supplying, installing, maintaining and operating electronic financial transaction terminals commonly referred to as Automated Teller Machines or ATMs and Point-of-Sale Terminals, which are placed on the premises of businesses to dispense cash and provide purchase payment systems and other services to consumers.  We also assemble and sell a line of surveillance products and recently began marketing security services.  As a result, our financial viability will depend exclusively on our ability to generate revenues from these operations.  We will not have the benefit of reducing our financial risks by relying on revenues derived from other operations.

We depend on the revenues generated by our operating subsidiaries, Security Bancorp Inc. and Interglobe Investigation Services Inc.  Should they fail to continue producing revenues to fund our operations, we would have to seek alternative methods of financing such as selling our stock or borrowing money.

The funds used to finance our operations come from our operating subsidiaries, Security Bancorp and Interglobe.  If their operations decline or if their profitability decreases, the funds we have to work with will be seriously compromised.  We would then have to seek to sell shares of our stock or borrow money from either financial institutions or private lenders.  The terms and conditions of any stock sales or borrowings may not be available on terms and conditions that are favorable to us, or may not be available to us at all.

There is a limited market for our common stock.

Currently only a very limited trading market exists for MoneyFlow common stock.  Our common stock trades on the OTC Bulletin Board under the symbol "MFLW.OB."  The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system.  Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time.  We cannot assure our shareholders that a market for our stock will be sustained.  There is no assurance that our shares will have any greater liquidity than shares which do not trade on a public market.

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

Risks Related to Our ATM and Point-of-Sale Business

The demand for our services may decline or we may lose operating locations, which would result in a decline of operations and a corresponding decline in profitability of our company.

If MoneyFlow were to lose some or all its lucrative ATM locations or if demand for the accessibility and convenience of its machines declines, MoneyFlow's revenues may significantly decline.  Our sales could decrease in the event of significant or sustained price discounting in the private ATM industry, which would reduce our profitability.

If we have to comply with any new government regulations, or if old government regulations of ATMs are reenacted, we may not be able to comply with them or we may have to spend large amounts of resources to meet these new regulations, which we may not have the resources to do, and which may result in a loss of revenue and reduced profitability.

In Canada, our ATM and Point-of-Sale products and services currently comply with or are exempt from regulation of the Canadian government and we are unaware of any proposed legislation that would change the current status.  In the event the regulations change or new laws or regulations are enacted, our financial resources could decrease due to costs involved in complying with any new regulation.  We are also interested in expanding our operations into other countries and the initial costs of such an expansion while we comply with regulations in these new areas could result in a loss of profitability and a drain of our resources.

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

Based on the number of ATMs and Point-of-Sale machines deployed, several of our Canadian competitors are much larger than we are.  At least three of our competitors have over 650 ATMs in service.  One competitor, Direct Cash, has even acquired its own "switch" and is therefore not dependent on a third party to process its transactions with Interac.  There is nothing proprietary about any of our products and we could be forced out of business by competitors which significantly undercut our prices.  We face additional competition as banks are now re-entering the market and placing ATMs at non-banking locations.

Risks Related to Our Security Business

We face uncertainty due to the threat of terrorist attacks.

The effects of the terrorist attacks of September 11, 2001 and of potential future terrorist attacks on general economic conditions and on the Company's businesses, Interglobe in particular, are uncertain.  For example, in the event that any facilities at which the Company provides security related services are attacked by terrorists in the future, liabilities resulting from such attacks could, to the extent not covered by insurance, have a material adverse effect on the Company's business.   In addition, terrorist attacks that do not directly involve facilities serviced by the Company or that are fully insured against, could have a material impact on the Company by, among other things, sharply increasing the Company's insurance coverage costs, making insurance coverage unavailable altogether or prompting expanded security rules and regulations for airports, commercial buildings or other facilities.  Other effects of terrorist acts that could material impact the Company include but are not limited to, an overall decline in the economy and a decrease in the efficiency of the Company's security services as a result of compliance with expanded security rules and regulations.

We face potential legal liability.

Interglobe's provision of security-related services exposes it and the Company to potential third-party claims or litigation by persons for personal injury or other damages resulting from contact with Interglobe personnel.  Interglobe can generally be held liable for wrongful acts or omissions of its agents or employees performed in the course and within the scope of their agency or employment.  While Interglobe attempts to manage these risks through employee screening, training and supervision, and the maintenance of an insurance program that provides coverage for certain liability risks, there can be no assurance that Interglobe's insurance will be adequate to cover all potential claims or damages.

Because several of our competitors are much larger than we are, we may not be able to compete effectively and gain additional market share.

We experience competition for our surveillance products and services, and some of our competitors are larger than we are.  There is nothing proprietary about any of our products or services and we could be forced out of business by competitors which significantly undercut our prices.

ITEM 7.            FINANCIAL STATEMENTS

The information required by this Item is submitted as a separate section of this Form 10-KSB.  See Item 13.

ITEM 8.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

ITEM 8B.

OTHER INFORMATION

MoneyFlow previously reported on its Form 8-K filed October 26, 2004 that most of its Point-of-Sale business had been sold to BP Financial Corp., and also previously reported on its Form 8-K filed November 1, 2004 that it acquired Interglobe through a share exchange.  As of the dates of these filings it was impractical for MoneyFlow to provide the financial statements and pro forma financial information required by Item 9.01 of Form 8-K for these transactions.  This required financial information is filed herewith as Exhibits 99.1 and 99.2.

On September 30, 2004, Richard J. Scott resigned from his positions as a director and a vice president of MoneyFlow.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of our directors and executive officers, their ages, and certain other information about them are set forth below:

Name	Age	Position	Term Began
Harold F. Schultz	72	Chairman of the Board, President, CEO, CFO	April, 2001
Douglas A. McDougall	56	Director	July, 2003
Darwyn Ross	42	Director	July, 2004
Philip J. Moriarity	57	Director	October, 2004

Harold F. Schultz, Chairman of the Board, President, CEO and CFO.  Mr. Schultz is a founding shareholder of MoneyFlow as well as serving as its President and Chief Executive Officer since MoneyFlow was formed in 2001.  Mr. Schultz is also President, CEO and a Director of Security Bancorp Inc., MoneyFlow's wholly owned subsidiary.  Mr. Schultz has been President of Security Bancorp Inc. since 1999.  Mr. Schultz has over 40 years experience in the areas of construction, real estate and the oil and gas industry.  Prior to joining Security Bancorp Inc., Mr. Schultz was Chairman of Enviro FX, Inc., a publicly traded Canadian company, from 1996 until 1998.  Mr. Schultz has been President of Advance Contracting Services Ltd., a private holding company, since 1972.  Mr. Schultz is a member of the 400 Club, a founder of the Lakeview Community Association and many other community organizations.

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

Darwyn Ross, Director.  Mr. Ross became a director of MoneyFlow in July of 2004.  Mr. Ross has been practicing law since 1986.  He began his legal career at Paterson Ross in 1986, and moved to Sisson Warren Sinclair in 2002.  Since 2004, Mr. Ross has practiced from his own firm.  From 2000 to 2002, Mr. Ross served as a director of Delta Capital Technologies Corp., a publicly traded corporation.

Philip J. Moriarity, Director.  Mr. Moriarity became a director of MoneyFlow in October of 2004, when Interglobe Investigation Services Inc. was acquired by MoneyFlow.  Since 1994, Mr. Moriarity has served as President of Interglobe.  Philip Moriarity was a police officer for 15 years prior to founding Interglobe.  His duties included service as a police K-9 officer, special task force investigator and as an intelligence specialist with the Vancouver Integrated Intelligence Unit in charge of the international organized crime portfolio among other duties. During this time, he was involved in handling security for the Clinton/Yeltsin Presidential Summit in Vancouver, and the Commonwealth Heads of State Conference, also held in Vancouver. Mr. Moriarity has become an authority in Canada on criminal harassment, having appeared on many media programs and having served as a consultant to several acclaimed TV documentaries on the subject.  Mr. Moriarity is a charter member of the Vancouver Board of Trade's "Crime Task Force" and other crime-related and prevention groups.

Conflicts of Interest Policy

MoneyFlow has adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards.  These transactions must also be approved by a majority of the disinterested directors of MoneyFlow's Board of Directors.

Board Committees, Meetings and Compensation

The Company's business affairs are managed by the Board.  During the fiscal year ending October 31, 2004, the Board of Directors held __ meetings at which time no director then in office attended fewer than 100% of the aggregate number of meetings of the Board of Directors.  None of the Directors currently receive any cash compensation for their service on the Board, although they may receive, at the Company's discretion, restricted stock as compensation for their service on the Board.  The Company does not currently have any standing committees.  As of the date of this filing, the entire Board fulfills the functions of the Audit Committee.  The Board has determined that none of the directors are "audit committee financial experts" as such term is defined in Item 401(e) of Regulation S-B.  Due to the small size of the Company, the Board believes an audit committee financial expert is not necessary, but the Board may seek an audit committee financial expert for the Board in the future if the Company's needs change.  The Company does not have a nominating committee, and the Board believes such a committee is not necessary due to the small size of the Board and the absence to date of any director candidates recommended by shareholders.  Currently, the entire Board participates in the consideration of director nominees.  The Board of Directors does not have a formal policy with regard to the consideration of any director candidates recommended by stockholders, the minimum qualification of director candidates or the process for identifying and evaluating director nominees.  To date, the Company has not received any director candidates recommended by its stockholders and consequently the Board of Directors has believed that it could appropriately address any such recommendations received without a formal policy.  Although the Company does not have a formal policy regarding attendance by members of the Board of Directors at annual meetings of stockholders, directors are encouraged to attend annual meetings.

Stockholder Communications with the Board of Directors

Stockholders may communicate with the full Board, or any individual directors, by sending such written communication to the following address:

Corporate Secretary

MoneyFlow Systems International Inc.

Suite N  -  7003  5th Street S.E.

Calgary, Alberta, Canada  T2H 2G2

Any written communications received by the Corporate Secretary will be forwarded to the appropriate directors.

Code of Ethics

The Company has not yet established a code of ethics comprising written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-B promulgated by the Securities and Exchange Commission.  The Board does not believe such a code is necessary at this stage in the Company's development.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended October 31, 2004, all Reporting Persons timely complied with all applicable filing requirements except as follows:  Hal Schultz - one Form 4; Douglas McDougall - one Form 4; Philip Moriarity - one Form 3; Darwyn Ross - one Form 3 and one Form 4.  These individuals have not filed their delinquent Forms, but intend to do so in the near future.

ITEM 10.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US $)	Bonus (US $)	Other Annual Compensation (US $)	Restricted Stock Awards (US $)	Securities Underlying Options (#)	LTIP Payouts
Harold Schultz (President, CEO & CFO)	2002	38,800	0	0	0	0	0
	2003	41,577	0	0	0	0	0
	2004	0	0	0	15,000	0	0

Members of the Board of Directors do not receive any cash compensation for their service as Directors but the Company may determine to pay Directors a per meeting fee in the future if these Directors are not separately compensated by MoneyFlow for other services and the Company may award restricted stock to Directors from time to time.  All expenses for meeting attendance or out of pocket expenses connected directly with their Board representation will be reimbursed by MoneyFlow.

Director liability insurance may be provided to all members of the Board of Directors. MoneyFlow has not yet obtained such insurance and does not have any specifics for available cost and coverage.  MoneyFlow does not have a specific time frame to obtain the insurance.  No differentiation is made in the compensation of "outside directors" and those officers of MoneyFlow serving in that capacity

During fiscal 2004, Mr. Schultz was issued 50,000 restricted shares, valued at $15,000, and the other Directors were issued 250,000 restricted shares, valued at $75,000, as compensation for service on the Board.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There were 5,296,203 common shares outstanding as of February 11, 2005.  The following tabulates holdings of shares of MoneyFlow by each person who, subject to the above, as of February 11, 2005, holds of record or is known by Management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of MoneyFlow individually and as a group.

SHARE OWNERSHIP AS OF FEBRUARY 11, 2005
Name and Address of Beneficial Owner (1)	Amount of Common Shares Owned	Percent of Common Shares Owned

Harold F. Schultz (2) (3)	552,670	10.4%
Suite N - 7003 5th Street SE
Calgary, Alberta T2H 2G2

Douglas A. McDougall (2) (4)	219,900	4.2%
916 Rideau Road, SW
Calgary, Alberta T2S 0R6

Darwyn Ross (2)	110,000	2.1%
Suite N - 7003 5th Street SE
Calgary, Alberta T2H 2G2

Philip Moriarity (2)	360,000	6.8%
Suite N - 7003 5th Street SE
Calgary, Alberta T2H 2G2

Dale Tingley	497,200	9.4%
Suite N - 7003 5th Street SE
Calgary, Alberta T2H 2G2

All Officers and Directors as a group (4 persons)	1,242,570	23.5%

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since inception, MoneyFlow through its wholly owned subsidiary, Security Bancorp Inc., has had an arrangement with Advance Contracting Services Ltd., whose sole shareholder, officer and director is Harold F. Schultz, President of MoneyFlow.  As part of this arrangement, Security Bancorp pays a monthly management fee to Advance in the amount of CDN$5,000 (approximately US$3,790) for Mr. Schultz's services to Security Bancorp.  No written agreement has been entered into and this arrangement is terminable at will.

Since inception, MoneyFlow through its wholly owned subsidiary, Security Bancorp Inc., has had an arrangement with Laresco Holdings Ltd., whose sole shareholder, officer and director is Richard J. Scott, a former Vice President of MoneyFlow.  As part of this arrangement, Security Bancorp paid a monthly management fee to Laresco in the amount of CDN$4,000 (approximately US$3,030) for Mr. Scott's services to Security Bancorp.  This arrangement was terminated on December 31, 2004, as Mr. Scott is no longer employed by the Company.

The Company leases office space for Interglobe from Phillip Moriarity, a Director of MoneyFlow, for CDN$1,300 (approximately US$1,066) per month.

ITEM 13.

EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)

The following documents are filed as part of this report:

Page Number
1.	Financial Statements:
	Report of Independent Auditors	F-1
	Consolidated Balance Sheets at October 31, 2004	F-2
Consolidated Statements of Operations for each of the two years
	ended October 31, 2004	F-4
Consolidated Statements of Stockholders' Equity for each of the two years
	ended October 31, 2004	F-5
Consolidated Statements of Comprehensive (Loss) for each of the two years
	ended October 31, 2004	F-6
Consolidated Statements of Cash Flows for each of the two years
	ended October 31, 2004	F-7
	Notes to Consolidated Financial Statements	F-9
Exhibits included or incorporated herein: See Exhibit Index.

(b)

Reports on Form 8-K:

On August 9, 2004, the Company filed a Current Report on Form 8-K announcing the planned acquisition of Interglobe.

On August 17, 2004, the Company filed a Current Report on Form 8-K announcing the consolidation of the Company's common stock.

On October 26, 2004, the Company filed a Current Report on Form 8-K announcing the sale of most of the Point-of-Sale business to BP Financial Corp.

On November 1, 2004, the Company filed a Current Report on Form 8-K announcing the acquisition of Interglobe.

On December 23, 2004, the Company filed a Current Report on Form 8-K disclosing the unregistered issuance of 777,500 shares of common stock.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Farber and Hass, L.L.P. for the audit of the Company's annual consolidated financial statements for fiscal 2004 and 2003, and fees billed for other services rendered by Farber and Hass, L.L.P.

	2004	2003

Audit Fees	$38,000	$19,015
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$38,000	$19,015

The Board pre-approves all auditing and permitted non-audit services to be performed for the Company by its independent auditor, including the fees and terms of those services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONEYFLOW SYSTEMS INTERNATIONAL, INC.,

a Nevada corporation

Date:  February 11, 2005

By:  _/s/ Harold F. Schultz________________________

Harold F. Schultz

Chairman of the Board, President, Chief Financial

Officer and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Harold F. Schultz Harold F. Schultz	Chairman of the Board, President, Chief Financial Officer and Chief Executive Officer	February 11, 2005
/s/ Darwyn Ross Darwyn Ross	Director	February 11, 2005
/s/ Philip Moriarity Philip Moriarity	Director	February 11, 2005
/s/ Douglas Alec McDougall Douglas Alec McDougall	Director	February 11, 2005

EXHIBIT INDEX

Exhibit No.	Description
2.1[1]	Acquisition Agreement dated as of July 15, 2001 between MoneyFlow Systems International Inc. and Security Bancorp Inc.
3.1[1]	Articles of Incorporation
3.2[1]	Bylaws
3.3[5]	Certificate of Amendment, dated July 15, 2004
4.3[4]	2002 Stock Option Plan, dated July 31, 2002
4.4[8] 10.1[2]	2004 Benefit Plan, dated July 24, 2004 Connection Services Agreement dated December 20, 2001 with TCS Canada, Ltd.
10.2[2]	Agreement for Credit Card Processing Services dated November 15, 2001 with TCS Canada, Ltd.
10.5[2]	Letter Agreement dated July 26, 2001 with Hypercom Canada, Ltd., as amended and assumed by Letter Agreement dated February 7, 2003 with Rycom, Inc.
10.9[3]	Letter Agreement dated January 17, 2003 with 1st SB Partners Ltd.
10.10[4]	Director's Loan dated February 24, 2003
10.11[6]	Agreement for the Purchase and Sale of Assets dated August 31, 2004 between Intercash POS Systems Inc. and BP Financial Corp.
10.12[7]	Share Exchange Agreement dated October 28, 2004 among MoneyFlow Systems International Inc., Interglobe Investigation Services Inc. and the shareholders of Interglobe Investigation Services Inc.
21.1[9]	Subsidiaries of the Company.
24.1[7]	Power of Attorney (see signature page of the Annual Report on Form 10-KSB).
31[9]	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32[9]	Section 1350 Certification
99.1[9]	Pro Forma Financial Information
99.2[9]	Financial Statements of Interglobe Investigation Services Inc.

_______________

1.

Incorporated by reference from the Company's Form SB-2, filed with the SEC on December 11, 2001.

2.

Incorporated by reference from the Company's Form SB-2/A, filed with the SEC on June 11, 2002.

3.

Incorporated by reference from the Company's Form 10-KSB, filed with the SEC on February 14, 2003.

4.

Incorporated by reference from the Company's Form 10-QSB, filed with the SEC on September 15, 2003.

5.

Incorporated by reference from the Company's Form 10-QSB, filed with the SEC on September 14, 2004.

6.

Incorporated by reference from the Company's Form 8-K, filed with the SEC on October 26, 2004.

7.

Incorporated by reference from the Company's Form 8-K, filed with the SEC on November 1, 2004.

8.

Incorporated by reference from the Company's Form S-8, filed with the SEC on November 23, 2004.

9.

Filed herewith.

INDEPENDENT REGISTERED AUDITORS' REPORT

To the Board of Directors and Stockholders

  of MoneyFlow Systems International, Inc.:

We have audited the accompanying consolidated balance sheet of MoneyFlow Systems International, Inc. (the "Company") as of October 31, 2004 and the related consolidated statements of operations and comprehensive income, stockholders' deficit, and cash flows for the two years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amount s and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2004 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Farber & Hass LLP

January 28, 2005

Camarillo, California

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

OCTOBER 31, 2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$221,513
Accounts and contracts receivable, net of
allowance for doubtful accounts of $8,537	53,587
Inventories	178,421
Prepaid expenses and other current assets	13,049
Total current assets	466,570

PROPERTY AND EQUIPMENT, Net
of accumulated depreciation	54,705

OTHER ASSETS:
Rent security deposit	2,567
Goodwill	183,355
Total other assets	185,922

TOTAL ASSETS	$707,197

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (CONTINUED)

OCTOBER 31, 2004

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$145,182
G.S.T. payable	8,020
Customer deposits	8,312
Note payable, automobile, current portion	3,663
Capital lease payable, current portion	2,136
Total current liabilities	167,313

LONG-TERM LIABILITIES:
Note payable, automobile, long-term portion	8,241
Capital lease payable, long-term portion	4,100
Total long-term liabilities	12,341

STOCKHOLDERS' EQUITY:
Preferred "A" and "B" stock, par value $.001 per share;
Authorized, 10,000,000 shares;
Issued and outstanding, -0- shares	0
Common stock, par value $.001 per share;
Authorized, 100,000,000 shares;
Issued and outstanding, 2,798,700 shares	2,799
Paid in capital in excess of par value of stock	1,485,972
Accumulated deficit	(1,000,155)
Accumulated other comprehensive income
(primarily cumulative translation adjustment)	38,927
Total stockholders' equity	527,543

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$707,197

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

		2004		2003

REVENUES:
Sales of machines, terminals
and surveillance equipment		$199,623		$370,989
Fees		649,111		542,920
Security services		10,294		0
Other revenue		12,838		14,086
Total revenues		871,866		927,995

COST AND EXPENSES:
Cost of sales		239,391		302,561
Write-off of obsolete inventory		7,669		7,341
Selling, general and administrative expenses		897,459		669,541
Total cost and expenses		1,144,519		979,443

(LOSS) FROM OPERATIONS		(272,653)		(51,448)

OTHER INCOME (EXPENSE):
Interest expense		(1,221)		(3,125)
Interest income		9		48
(Loss) on disposition of assets		(2,629)		(55)
Total other income (expense), net		(3,841)		(3,132)

(LOSS) FROM CONTINUING OPERATIONS BEFORE
CORPORATION INCOME TAXES		(276,494)		(54,580)

CORPORATION INCOME TAXES		0		0

(LOSS) FROM CONTINUING OPERATIONS		(276,494)		(54,580)

INCOME FROM DISCONTINUED OPERATIONS		140,788		83,146

NET INCOME (LOSS)	$	(135,706)		$28,566

NET INCOME (LOSS) PER COMMON
SHARE - Basic and diluted:
CONTINUING OPERATIONS	$	(0.15)	$	(0.03)
DISCONTINUED OPERATIONS		$0.07		$0.05

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING -
Basic and diluted		1,894,117		1,803,700

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

							Paid-In
							Capital in			Accumulated
							Excess of			Other
	Preferred Stock				Common Stock		Par Value of		Accumulated	Comprehensive
	Shares		Amount		Shares	Amount	Stock		Deficit	Income (Loss)	Total
Balance,
November 1, 2002		0		$0	1,803,700	$1,804	$1,219,592	$	(893,015)	$ (38,282)	$290,099

Foreign Currency
Translation Adjustment		0		0	0	0	0		0	48,320	48,320

Net Income For The Year
Ended October 31, 2003		0		0	0	0	0		28,566	0	28,566

Balance,
October 31, 2003		0		0	1,803,700	$1,804	$1,219,592		$(864,449)	$10,038	$366,985

Common Stock Issued For:

Cash-private placement		0		0	40,000	40	14,835		0	0	14,875

Fees for private placement,
net		0		0	5,000	5	(5)		0	0	0

Purchase of Interglobe
Investigation Services, Inc.		0		0	650,000	650	161,850		0	0	162,500

Director's fees		0		0	300,000	300	89,700		0	0	90,000

Foreign Currency
Translation Adjustment		0		0	0	0	0		0	28,889	28,889

Net (Loss) For The Year
Ended October 31, 2004		0		0	0	0	0		(135,706)	0	(135,706)

Balance,
October 31, 2004		0		$0	2,798,700	$2,799	$1,485,972		$(1,000,155)	$38,927	$527,543

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

		2004	2003

NET INCOME (LOSS)	$	(135,706)	$28,566

OTHER COMPREHENSIVE INCOME

FOREIGN CURRENCY TRANSLATION
ADJUSTMENT		28,889	48,320

NET COMPREHENSIVE INCOME
(LOSS)	$	(106,817)	$76,886

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

		2004		2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$	(162,106)	$	(54,580)
Adjustments to reconcile net (loss) to net
cash provided (used) by operating activities of continuing operations:
Income from discontinued operations		26,400		83,146
Depreciation		19,423		23,774
Provision for doubtful accounts				13,726
Loss on disposal of fixed asset		2,629		55
Common stock issued for directors' fees		90,000		0
Changes in operating assets and liabilities:
Accounts, contracts and other receivables		56,211		(22,485)
G.S.T. refund		5,994		(3,399)
Inventories		53,651		21,720
Prepaid expenses and deposits		10,099		(4,968)
Accounts payable and accrued expenses		53,251		(37,590)
Customer deposits		8,312		(2,769)
Deferred income		(2,745)		(1,302)
Corporate income taxes		(15,567)		(50,495)
GST & P.S.T. payable		(1,051)		1,571
G.S.T. assessment		0		(12,326)
Net cash provided (used) by operating activities		144,501		(45,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of cash through acquisition of subsidiary		4,465		0
Purchases of property and equipment		(17,175)		(15,229)
Net cash (used) by investing activities		(12,710)		(15,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash		14,875		0
Borrowing (repayment) of note payable to stockholder		(12,223)		32,158
Borrowing (repayment) of note payable		(4,780)		(20,218)
Borrowing (repayment) on capital leases		(1,519)		(1,030)
Net cash provided (used) by financing activities		(3,647)		10,910

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS		16,013		48,320

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

	2004	2003

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	144,157	(1,976)

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	77,356	79,332

CASH AND CASH EQUIVALENTS,
END OF YEAR	$221,513	$77,356

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:

Interest	$1,221	$3,125
Taxes	$15,567	$2,141

SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITES:

Purchase of property and equipment
with capital lease financing and note payable	$0	$16,967

Acquisition of Interglobe Investigation
Services Inc. with issuance of common stock	$162,500	$0

Directors' fees paid with issuance of common stock	$90,000	$0

Fees for private placement paid with issuance of common stock	$1,860	$0

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2004

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interglobe Investigation Services (hereinafter referred to as IIS) was formed in 1994 in Vancouver, British Columbia, Canada.  The company is in the business to provide security consulting services, loss prevention and forensic computing services.

Intercash POS Systems LTD. (hereinafter referred to as POS) was organized on April 1, 2002 in Alberta, Canada and sells point of sale terminals and other electronic funds transfer devices.  Intercash POS Systems LTD. was sold on September 1, 2004.

Principles of Consolidation - The consolidated financial statements include the accounts of MoneyFlow Systems International Inc. and its wholly-owned subsidiaries, Security Bancorp Inc. and Intercash POS Systems, LTD through September 1, 2004, and Interglobe Investigation Services, Inc. from October 1, 2004.

All material inter-company accounts and transactions have been eliminated.

Reverse Stock Split and Restatement of Common Stock - On May 27, 2004 the Company approved a one-for-ten reverse stock split of the Company's common stock, effective July 19, 2004.  The stock split has been retroactively recorded in the financial statements as if it occurred at the date of inception.

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

Surveillance equipment, parts, supplies, and counterfeit detectors - lower of cost or market, first-in, first-out method.

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

The Companies depreciate the property and equipment as follows:

Financial statement reporting - straight-line method as follows:

Furniture and fixtures

10 years

Computer equipment

5 years

Telephone equipment

5 years

Surveillance equipment

5 years

Automobile

5 years

Software

 3  - 5years

Goodwill - Goodwill represents the excess of cost over fair value of net assets acquired through the acquisition of Interglobe Investigation Services, Inc. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 issued in June 2001, amortization of goodwill ceased as of December 31, 2001. The Company evaluates the goodwill on an annual basis for potential impairment.

Long-Lived Assets - The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.  In such circumstances, those assets are written down to estimated fair value.  Long-lived assets consist primarily of goodwill and fixed assets.

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

Revenue from investigation services provided is recognized when the earning process is complete which is generally considered to have occurred when the services are provided to the customer.

Common Stock Issued for Non-Cash Transactions - It is the Company's policy to value stock      issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated.

Shipping and Handling Costs - The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Advertising - The Company expenses all advertising as incurred.  Advertising expenses for the years  ended October 31, 2004 and 2003 were $22,871 and $7,758, respectively.

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

Concentration of Credit Risk

Financial Instruments

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  The Company places its temporary cash investments in reputable financial institutions. The Company has $264,571 (Canadian dollars) deposited in one banking institution. Only $60,000 (Canadian dollars) of the balance is federally insured.

Concentrations of credit risk with respect to accounts and contracts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas.  The Company routinely assesses the financial strength of its customers and normally does not require collateral to support its receivables.

Purchases

The Company relies primarily on five suppliers for its products and services.  The Company has selected its suppliers from a lengthy and varied list of manufacturers to which it has access.  Competitive suppliers are available in the event any suppliers' products should no longer be available.  The loss of any one supplier would not preclude the Company from continuing its business with other products capable of performing the same services.

Foreign Currency Translation - The financial statements of SBI, IIS and POS are measured using the Canadian dollar as the functional currency.  Assets, liabilities and equity accounts of SBI, IIS and POS are translated at exchange rates as of the balance sheet date.  Revenues and expenses are translated at average rates of exchange in effect during the year.  The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity.  The financial statements are presented in United States of America dollars.

Recent Accounting Pronouncements -

In December 2003, the FASB issued FIN No. 46R, "Consolidation of Variable Interest Entities." This requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether an entity should be consolidated based on voting interest or significant financial support provided to it. The adoption of FIN No. 46R did not have any impact on the Company's financial condition or results of operations.

In December 2003, the FASB issued SFAS 132R. This Statement revised employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension."  This Statement retains the disclosure requirements contained in FASB Statement No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", which it replaces. It requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  The Company adopted the provisions of SFAS No. 132R on January 1, 2004.

Recently Issued Accounting Standards Not Yet Adopted

There currently are no recently issued accounting standards with pending adoptions that have any applicability to the Company.

Reclassifications - Certain 2003 amounts have been reclassified to conform to 2004 presentations.

2.

ACCOUNTS AND CONTRACTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts and contracts receivable comprised of the following:
Trade accounts receivable	$62,124
Allowance for doubtful accounts	8,537
$53,587
A summary of the allowance for doubtful accounts is as follows:
Balances, November 1, 2003	$24,262
Reduction to allowance	(15,725)

Balance October 31, 2004	$8,537

3.

INVENTORIES

Inventories are comprised of the following:
Automated Teller Machines	$83,929
Point of Sale Terminals	8,284
Surveillance Equipment	74,097
Counterfeit detectors	246
Parts and supplies	11,865
Total inventories	$178,421

4.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
Furniture and fixtures	$24,385
Computer equipment	36,931
Telephone equipment (Capital lease)	7,837
Surveillance equipment	4,834
Automobile	17,907
Software	287
Total property and equipment	92,181
Less accumulated depreciation	37,476
Property and equipment, net	$54,705

5.

GOODWILL

The changes in the carrying amount of goodwill for the year ended October 31, 2004, are as follows:

Balance as of November 1, 2003	$0
Goodwill acquired during the year	183,355
Impairment losses	0
Balance as of October 31, 2004	$183,355

6.

INCOME TAXES

	2004		2003

Pretax Income (Loss)

United States of America	$(29,204)	$	(18,906)
Canadian	(106,502)		47,472

Total	$(135,706)		$28,566

Provision (Benefit)

The provision (benefit) for/or refund of income taxes for the years ended October 31, 2004 and 2003 consist of the following:

	2004	2003
Current

United States of America	$0	$0
Canadian	0	0

Deferred

United States of America	0	0
Canadian	0	0

Total provision (benefit)	$0	$0

Deferred Tax Components

Significant components of the Company's deferred tax assets are as follows at October 31, 2004:

Net operating loss carryforwards	$491,000
Fixed assets	(16,000)
475,000
Less valuation allowance	(475,000)
Net deferred tax assets	$0

The valuation allowance increased approximately $110,500 in the year ended October 31, 2004, representing primarily net Canadian taxable losses in 2004.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Net Operating Loss Carryforwards

United States Corporation Income Taxes

Year of Loss	Amount	Expiration Date

October 31, 2001	$182,000	October 31, 2021
October 31, 2002	549,000	October 31, 2022
October 31, 2004	29,000	October 31, 2024
	$760,000

Canadian Income Taxes

	Amount
Year of Loss	(Canadian Dollars)	Expiration Date

October 31, 2001	$48,000	October 31, 2008
October 31, 2002	260,000	October 31, 2009
October 31, 2003	265,000	October 31, 2010
October 31, 2004	271,000	October 31, 2011

	$844,000

7.

NOTE PAYABLE, AUTOMOBILE

Note payable, automobile is due in monthly payments of principal and interest of approximately $305, including interest at 8%. The note matures on January 31, 2008 and is secured by an automobile which costs $17,907 and has a book value of $14,207.$ 11,904

$11,904

Less: current portion	3,663

Net long-term debt	$8,241

Maturities of long-term debt are as follows:

October 31, 2005	$3,663
October 31, 2006	3,663
October 31, 2007	3,663
October 31, 2008	915

$11,904

8.

CAPITAL LEASE PAYABLE

Capital lease payable is due in monthly payments of principal and interest of approximately $178, including interest at 14.76%. The lease matures on September 30, 2007 and is secured by a telephone system which costs $7,837 and has a book value of $4,641.

$6,236

Less: current portion	2,136

Net long-term debt	$4,100

Maturities of long-term debt are as follows:

October 31, 2005	$2,136
October 31, 2006	2,136
October 31, 2007	1,964

$6,236

9.

ACQUISITION OF INTERGLOBE INVESTIGATION SERVICES, INC.

On October 1, 2004, the Company acquired all of the issued and outstanding shares of Interglobe Investigation Services, Inc.  The results of Interglobe's operations have been included in the consolidated financial statements since that date.  Interglobe Investigation Services is in the business to provide security consulting services, loss prevention and forensic computing services.

The aggregate purchase price was $162,500, including 500,000 shares of common stock valued at $125,000 and an additional 150,000 shares of common stock valued at $37,500 that were issued for acquisition costs.  The value of the 650,000 shares issued was determined based on the market price of the shares on the date the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.  At October 1, 2004:

Current assets	$18,766
Property, plant and equipment	305
Goodwill	183,355
Total assets acquired	202,426
Current liabilities	(39,926)
Total liabilities assumed	(39,926)
Net assets acquired	$162,500

10

BUSINESS SEGMENTS

FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments.  The Company has three reportable segments:  Automated Teller Machines, Surveillance Service and Equipment and General Corporation Administration.  Management evaluates performance based upon the operating earnings after income taxes.

Summarized financial information concerning the Company's reportable segments is shown on the following table:

	Automated Teller Machines	Surveillance Service and Equipment	General Corporation Administration	Total
2004
Net revenues to external customers	$ 852,903	$ 18,963	$ 0	$ 871,866
Operating earnings (loss)	(112,755)	(21,555)	(138,343)	(272,653)
Goodwill	0	0	183,355	183,355
Total assets	417,441	100,863	188,892	707,197
Depreciation and amortization	19,380	43	0	19,423
Capital expenditures	16,888	287	0	17,175
2003
Net revenues to external customers	$ 927,995	$ 0	$ 0	$ 927,995
Operating earnings (loss)	(32,542)	0	(18,906)	(51,448)
Total assets	273,810	0	12,464	286,274
Depreciation and amortization	15,296	0	0	15,296
Capital expenditures	15,229	0	0	15,229

2003 amounts have been restated to segregate the results of discontinued operations.

11.

DISCONTINUED OPERATIONS

APB 30 requires that an entity restate prior year financial statements to disclose the results of subsequent discontinued operations.  Intercash POS Systems LTD., a wholly owned subsidiary of the Company that sold point of sale terminals and other electronic funds transfer devices, was sold and discontinued on September 1, 2004.  The October 31, 2003, statements of operations and cash flows were restated to segregate the income from discontinued operations from continuing operations.

The following information is presented for the discontinued operations:

A.

Segments discontinued - Intercash POS Systems LTD., a wholly owned subsidiary of the Company that sold point of sale terminals and other electronic funds transfer devices

B.

Discontinued date - September 1, 2004

C.

Manner of disposal - sale of assets to unrelated entity

D.

Remaining assets - none

E.

Income in October 31, 2004  - $26,400

F.

Partial proceeds from sale of segment - $203,639.

COMPUTATION OF EARNINGS PER SHARE

	2004	Restated 2003
From continuing operations:
Net (loss) from continuing operations	($276,494)	($54,580)
Weighted average number of common shares outstanding	1,894,117	1,803,700
Net (loss) per share	($0.15)	($0.03)
From discontinued operations:
Net income from discontinued operations	$140,788	$83,146
Weighted average number of common shares outstanding	1,894,117	1,803,700
Net income per share	$0.07	$0.05

12.

COMMITMENTS AND CONTINGENCIES

Lease

On March 15, 2002, SBI leased its office facilities for a five-year period that began on May 1, 2002.  The lease requires monthly rentals of approximately $1,614 ($1,968 Canadian dollars) plus taxes and operating costs, with rent increasing yearly by $.40 ($.48 Canadian dollars) per square footage of gross leaseable area.

Future minimum lease payments excluding taxes and expenses are as follows:

October 31, 2005	$20,640
October 31, 2006	22,062
October 31, 2007	11,388
$54,090

IIS leases a virtual office facility on a month-to-month basis for approximately $156 ($190 Canadian dollars) plus additional usage fees per month.

IIS also leases facilities from its former sole shareholder, who is now an employee of the Company, on a month-to-month basis for approximately $1,066 ($1,300 Canadian dollars) per month.

Rent expense including rental costs and taxes is as follows:

	2004	2003

Related party	$1,066	$0
Unrelated parties	17,034	16,224

Total	$18,100	$16,224

13.

EMPLOYEE STOCK OPTIONS

On July 24, 2004 the Company adopted the 2004 Benefit Plan of MoneyFlow Systems International Inc. (the "Plan).  Under the Plan, the Company may issue stock, or grant options to acquire the Company's common stock, par value $0.001, from time to time to employees of the Company or its subsidiaries.  In addition, at the discretion of the Board of Directors, Benefits may from time to time be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries but are not employees of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in connection with the offer or sale of securities in a capital raising-transaction.

The Plan is administered by the Company's Board of Directors and the Company has reserved a total of 2,500,000 shares of common stock under the Plan.  Options granted under this plan will have terms, vesting and expiration dates as determined by the Plan's Administrator at the time of grant.

The Company has elected to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.  No options have been granted since inception of the plan.  Refer to Footnote 17 for issuances of common stock under the Plan subsequent to October 31, 2004.

The Company also maintains the MoneyFlow Systems International Inc. 2002 Equity Incentive Plan.  No options have been granted since inception of this plan and the Company intends to dissolve this plan and replace it with the 2004 Benefit Plan of MoneyFlow Systems International Inc. as adopted on July 24, 2004.

14.

COMMON STOCK AND CHANGE IN AUTHORIZED SHARES

On May 27, 2004, the Board of Directors approved a one-for-ten reverse stock split of the Company's common stock, effective July 19, 2004, thereby reducing the authorized shares from 50,000,000 to 5,000,000 and the issued and outstanding from 18,037,000 to 1,803,700.  The stock split has been retroactively recorded in the financial statements as if it occurred at the date of inception.  On the same date, the Board of Directors authorized an increase in the number of common shares authorized from 5,000,000 to 100,000,000.

During the year ended October 31, 2004, the Company issued the following shares of common stock:

  40,000 restricted shares were issued to a non-related party as a private placement in exchange for $14,875 cash.

  5,000 restricted shares valued at $1,860 were issued to a non-related party as payment of a finder's fee for the private placement.

  500,000 restricted shares valued at $125,000 were issued to two non-related business services as payment of a finder's fee for the purchase of ISS.

  300,000 restricted shares valued at $90,000 were issued to the Company Board of Director Members in payment of the fiscal year-end director's fees. Included in this issuance are 50,000 restricted shares valued at $15,000 that were issued to the Company's President, Hal Schultz.

15.

PREFERRED STOCK

On May 27, 2004, the Board of Directors authorized creation of 5,000,000 Preferred "A" stock with a par value of $0.001 per share and 5,000,000 Preferred "B" stock with a par value of $0.001 per share.

Preferred "A" stock carries the following preferences:

(a) Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company, the holders of Preferred A Series I shares will be entitled to receive, prior and in preference to any distribution of any assets or surplus funds to the holders of Common Stock, liquidation amounts equal to the sum of (i) the Original Issue Price ($.25 per share), plus (ii) all declared but unpaid dividends (the "Senior Preferential Amount"). After payment of the Senior Preferential Amount, liquidation proceeds will be shared prorate by the holders of the Common Stock and the Preferred A Series I shares on an as converted basis.

(b) Voluntary Conversion. The holders of the Preferred A Series I shares will have, at the option of the holder, the right to convert one (1) share of Preferred A Series I shares stock, at any time, into one hundred (100) shares of Common Stock.

(c) Automatic Conversion. The Preferred A Series I shares will be converted automatically into Common Stock, at the applicable Conversion ratio, (i) upon the closing of an underwritten public offering of shares of the Common Stock of the Company in an offering of not less than $20,000,000 (prior to underwriting commissions and expenses), (ii) upon the closing of a Sale of the Company that is not deemed a dissolution under the liquidation preference provisions above, or (iii) in the event that the holders of a majority of the Preferred A Series I shares consent to the conversion into Common Stock.

(d) Anti-dilution Protection. The Conversion Price will be subject to proportional adjustment for stock splits, stock dividends, recapitalizations and the like. The Preferred A Series I shares also will be subject to adjustment to prevent dilution in the event that the Company issues additional equity securities (or warrants or rights to purchase Common Stock or securities convertible into Common Stock) at a purchase price less than the applicable Conversion Price. Such adjustment will be on a standard, broadbased weighted average basis. The Conversion Price will not be adjusted for issuances of equity securities upon the exercise or conversion of presently outstanding securities, or on the future issuance of stock options to employees, as approved by the Company's Board of Directors and certain other strategic issuances.

(e) Consolidation, Merger, etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the Common Shares are exchanged for or changed into other shares or securities, cash and/or any other property, then in any such case the Preferred A Series I Shares shall at the same time be similarly exchanged or changed in an amount per share (subject to the provision for adjustment hereinafter set forth) equal to 100 times the aggregate amount of shares, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Shares is changed or exchanged. In the event the Corporation shall at any time declare or pay any dividend on Common Shares payable in Common Shares, or effect a subdivision or combination or consolidation of the outstanding Common Shares (by reclassification or otherwise than by payment of a dividend in Common Shares) into a greater or lesser number of Common Shares, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of Series A Preferred Shares shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of Common Shares outstanding immediately after such event and the denominator of which is the number of Common Shares that were outstanding immediately prior to such event.

(f) Dividends. No cash dividends may be declared on the Common Stock unless or until a like dividend in an amount equal to or greater than the dividend has been declared on the Preferred A Series I shares (dividends shall be compared on a Common Stock equivalent basis).

(g) Reacquired Shares. Any Preferred A Series I Shares purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and canceled promptly after the acquisition thereof. All such shares shall upon their cancellation, and upon the taking of any action required by applicable law, become authorized but unissued preferred shares and may be reissued as part of a new series of preferred shares to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein.

(h) Amendment. The Articles of Incorporation of the Corporation shall not be amended in any manner which would materially alter or change the powers, preferences or special rights of the Preferred A Series I Shares so as to affect them adversely without the affirmative vote of the holders of two-thirds or more of the outstanding Series A Preferred Shares voting together as a single class.

(i) Board Rights. So long as the Preferred A Series I shares Investors collectively hold at least 10,000 shares of Preferred A Series I shares, a representative of such group, selected by the Preferred A Series I shares Investors, shall be entitled to be elected to the Company's Board of Directors.

Preferred "B" stock carries the following preferences:

(a) Voting rights. The holders of Preferred B Series I shares shall not be entitled to vote on any matters on which shareholders of common shares of the corporation shall be entitled to vote, with the express exception of the right of the holders of Preferred B Series I shares to have a representative of the holders elected to the Board of Directors as set out in paragraph (d) of this section.

(b) Reacquired Shares. Any Preferred A Series I Shares purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and canceled promptly after the acquisition thereof. All such shares shall upon their cancellation, and upon the taking of any action required by applicable law, become authorized but unissued preferred shares and may be reissued as part of a new series of preferred shares to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein.

(c) Amendment. The Articles of Incorporation of the Corporation shall not be amended in any manner which would materially alter or change the powers, preferences or special rights of the Preferred B Series I Shares so as to affect them adversely without the affirmative vote of the holders of two-thirds or more of the outstanding Series B Preferred Shares voting together as a single class.

(d) Board Rights. So long as the holders of Preferred B Series I shares collectively hold at least 1,000 shares of Preferred B Series I shares, a representative of such group, selected by the Preferred B Series I shares I shall be entitled to be elected to the Company's Board of Directors.

Corporation income taxes	0
Income from discontinued operations	2,741
Net (loss)	$(73,159)

16.

SUBSEQUENT EVENTS

After October 31, 2004, the Company issued the following shares of common stock:

  240,000 restricted shares valued at $72,000 were issued to the Company Board of Director Members in payment of the first quarter end director's fees. Included in this issuance are 60,000 restricted shares valued at $18,000 that were issued to the Company's President, Hal Schultz.

  237,500 restricted shares valued at $71,250 were issued to non-officer employees of the Company in payment of a 2004 Christmas bonus.  These shares were issued under the 2004 Benefit Plan of MoneyFlow Systems International Inc.

After October 31, 2004, the Company issued the following shares of preferred Class A stock:

  60,000 restricted shares valued at $60,000 were issued to the Company Board of Director Members in payment of the first quarter end director's fees. Included in this issuance are 50,000 restricted shares valued at $50,000 that were issued to the Company's President, Hal Schultz.

  10,000 restricted shares valued at $10,000 were issued to the Company's attorney in payment of legal services rendered in the first quarter.

After October 31, 2004, the Company issued the following shares of preferred Class B stock:

  1,000 restricted shares valued at $1,000 were issued to the Company's President, Hal Schultz in payment of director's fees for the first quarter end.