Form 10QSB
period 2005-01-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2005-03-22
CIK 1159464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2005

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

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of March 21, 2005
Common stock, $0.001 par value	5,296,203
The issuer is not using the Transitional Small Business Disclosure format.

MONEYFLOW SYSTEMS INTERNATIONAL INC.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

JANUARY 31, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$131,024
Accounts receivable, net of allowance for
doubtful accounts of $20,140	57,480
Inventories	171,895
Loan receivable	51,000
Deposit on purchase of fixed assets	807
Prepaid expenses and other current assets	11,130
Total current assets	423,336

PROPERTY AND EQUIPMENT, Net
of accumulated depreciation	52,111

OTHER ASSETS:
Rent security deposit	2,525
Goodwill	178,595
Total other assets	181,120

TOTAL ASSETS	$656,567

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (CONTINUED)

JANUARY 31, 2005

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$150,183
G.S.T. and P.S.T. payable	12,050
Note payable, automobile, current portion	3,603
Capital lease payable, current portion	2,100
Total current liabilities	167,936

LONG-TERM LIABILITIES:
Note payable, automobile, long-term portion	7,205
Capital lease payable, long-term portion	3,507
Total long-term liabilities	10,712

STOCKHOLDERS' EQUITY:
Preferred “A” stock, par value $.001 per share;
Liquidation Preference of $6,125
Issued and outstanding, 24,500 shares	25
Preferred “B” stock, par value $.001 per share;
Authorized, 5,000,000 shares;
Issued and outstanding, 1,000 shares	1
Common stock, par value $.001 per share;
Authorized, 100,000,000 shares;
Issued and outstanding, 5,296,203 shares	5,296
Paid in capital in excess of par value of stock	2,644,754
Accumulated deficit	(1,782,061)
Deferred compensation	(432,988)
Accumulated other comprehensive income
(primarily cumulative translation adjustment)	42,892
Total stockholders' equity	477,919

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$656,567

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004

(UNAUDITED)

		2005		2004

REVENUES:
Sales of machines and terminals		$21,248		$14,817
Sales of surveillance equipment		56,479		17,125
Fees		166,415		151,470
Security services		50,891		0
Other revenue		4,667		2,168
Total revenues		299,700		185,580

COST AND EXPENSES:
Cost of sales		66,701		36,729
Impairment of obsolete inventory		1,838		0
Consulting and legal fees, paid with common stock
and options to purchase common stock		97,817		0
Employee bonuses, paid with common stock		80,750		0
Directors fees, paid with common and preferred stock		551,000		0
Selling, general and administrative expenses		266,095		183,885
Total cost and expenses		1,064,201		220,614

(LOSS) FROM OPERATIONS		(764,501)		(35,034)

OTHER INCOME (EXPENSE):
Interest expense		(263)		(210)
Interest income		1,000		5
(Loss) on investment in subsidiary		(16,407)		0
(Loss) on disposition of assets		(1,734)		(1,960)
Total other income (expense), net		(17,404)		(2,165)

(LOSS) FROM CONTINUING OPERATIONS BEFORE
CORPORATION INCOME TAXES		(781,905)		(37,199)

CORPORATION INCOME TAXES		0		0

(LOSS) FROM CONTINUING OPERATIONS		(781,905)		(37,199)

(LOSS) FROM DISCONTINUED OPERATIONS		0		(5,709)

NET (LOSS)	$	(781,905)		$(42,908)

NET (LOSS) PER COMMON SHARE –
BASIC AND DILUTED:
CONTINUING OPERATIONS	$	(0.22)	$	(0.02)
DISCONTINUED OPERATIONS		$0.00		$(0.00)
NET LOSS		$(0.22)		$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING -
Basic and diluted		3,523,295		1,803,700

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004

(UNAUDITED)

		2005	2004

NET (LOSS)	$	(781,905)	$(42,908)

OTHER COMPREHENSIVE INCOME

FOREIGN CURRENCY TRANSLATION
ADJUSTMENT		8,724	(4,050)

NET COMPREHENSIVE (LOSS)	$	(773,181)	$(46,958)

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004

(UNAUDITED)

	2005		2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(781,905)	$	(37,199)
Adjustments to reconcile net (loss) to net
cash provided (used) by operating activities
(Loss) from discontinued operations			(5,709)
Depreciation	6,175		7,271
Provision for doubtful accounts	16,376		6,159
Impairment of obsolete inventory	1,838		0
Loss on disposal of fixed asset	1,734		0
Common and preferred stock issued for directors' fees	551,000		0
Common stock and options issued for consulting and legal fees	97,817		0
Common stock issued for employee bonuses	80,750		0
Changes in operating assets and liabilities:
Accounts other receivables	(20,269)		40,371
G.S.T. refund	0		(5,670)
Inventories	1,976		(6,704)
Prepaid expenses and deposits	669		5,495
Accounts payable and accrued expenses	5,001		8,002
Customer deposits	(8,312)		0
Deferred income	0		(1,164)
Corporate income taxes payable	0		(15,567)
G.S.T. and P.S.T. payable	4,030		(1,209)
Net cash (used in) by operating activities	(43,120)		(5,924)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable	(51,000)		0
Deposit on purchase of fixed assets	(807)		0
Proceeds from sales of fixed assets	30		0
Purchases of property and equipment	(3,491)		(6,042)
Net cash (used in) investing activities	(55,268)		(6,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing (repayment) of note payable	(1,096)		(12,801)
Borrowing (repayment) on capital leases	(629)		(2,239)
Net cash (used in) by financing activities	(1,725)		(15,040)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	9,624		(4,050)

		(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004

(UNAUDITED)

	2005	2004

NET DECREASE IN CASH
AND CASH EQUIVALENTS	(90,489)	(31,056)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	221,513	77,356

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$131,024	$46,300

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:

Interest	$391	$217
Taxes	$0	$15,665

SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITES:

Directors' fees paid with issuance of common and preferred stock	$551,000	$0

Consulting and legal fees paid with the issuance of common stock
and options	$530,805	$0

Employee bonuses paid with the issuance of common stock	$80,750	$0

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented.  Operating results for the three-months ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ended October 31, 2005.  Accordingly, your attention is directed to footnote disclosures found in the October 31, 2004 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

Interglobe Investigation Services, Inc. (hereinafter referred to as IIS) was formed in 1994 in Vancouver, British Columbia, Canada.  The company is in the business to provide security consulting services, loss prevention and forensic computing services.

Intercash POS Systems, LTD. (hereinafter referred to as POS) was organized on April 1, 2002 in Alberta, Canada and sells point of sale terminals and other electronic funds transfer devices.  Intercash POS Systems, LTD. was sold on September 1, 2004.

Principles of Consolidation - The consolidated financial statements include the accounts of Moneyflow Systems International Inc. and its wholly-owned subsidiaries, Security Bancorp Inc. and Interglobe Investigation Services, Inc.

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

Accounts  Receivable - Accounts  receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts - The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts  receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, age of account balance, etc.).

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

Surveillance equipment, parts, supplies, and counterfeit detectors – lower of cost or market, first-in, first-out method.

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

The Companies depreciate the property and equipment as follows:

Financial statement reporting – straight-line method as follows:

Furniture and fixtures

10 years

Computer equipment

5 years

Telephone equipment

5 years

Automobile

5 years

Goodwill – Goodwill represents the excess of cost over fair value of net assets acquired through the acquisition of Interglobe Investigation Services, Inc. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 issued in June 2001, amortization of goodwill ceased as of December 31, 2001, and the Company evaluates the goodwill on an annual basis for potential impairment.

Warranty Reserve – The Company provides a warranty provision on sales of its computer surveillance systems to cover anticipated repairs and/or replacement.  The warranty on the computer surveillance systems is for twelve months from date of acceptance.

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

Stock Based Compensation – As permitted by FAS 123, as amended, the Company accounts for stock options issued to employees using the intrinsic value method as prescribed by APB 25. Under this method no expense is recognized for options issued with an exercise price equal to or greater than the market price of the stock on the date of grant. Expense for options or warrants issued to non-employees is recorded in the financial statements at estimated fair value. For options issued to employees the Company is subject to proforma disclosures based on the estimated fair value of options issued.

No employee stock options were issued through January 31, 2005. The Company estimated the fair value of each stock option to non-employees at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

Risk free interest rate

4.5%

Expected life

1 years

Expected volatility

214%

Dividend yield

 0.0

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

Shipping and Handling Costs - The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Advertising – The Company expenses all advertising as incurred.  Advertising expenses for the three months ended January 31, 2005 and 2004 were $9,629 and $4,583, respectively.

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

Net Income (Loss) Per Share - The Company applies Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with FASB 128, any anti-dilutive effects on net earnings (loss) per share are excluded.

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

Concentration of Credit Risk

Financial Instruments

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  The Company places its temporary cash investments in reputable financial institutions. The Company has $116,872 (Canadian dollars) deposited in one banking institution. Only $60,000 (Canadian dollars) of the balance is federally insured.

Concentrations of credit risk with respect to accounts  receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas.  The Company routinely assesses the financial strength of its customers and normally does not require collateral to support its receivables.

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

Foreign Currency Translation - The financial statements of SBI and IIS are measured using the Canadian dollar as the functional currency.  Assets, liabilities and equity accounts of SBI and IIS are translated at exchange rates as of the balance sheet date.  Revenues and expenses are translated at average rates of exchange in effect during the year.  The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity.  The financial statements are presented in United States of America dollars.

Recent Accounting Pronouncements –

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

In December 2003, the FASB issued SFAS 132R. This Statement revised employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers' Accounting for Pensions”, No. 88, “Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pension.”  This Statement retains the disclosure requirements contained in FASB Statement No. 132, “Employers' Disclosures About Pensions and Other Postretirement Benefits”, which it replaces. It requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  The Company has no benefit plans subject to SFAS 132R.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB. No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….”  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of  “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  There was no material impact from adoption of this standard.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB statements no. 66 and 67”. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position  (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.  This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. The companyhas no transactions that would be subject to SFAS 152.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary assets – an amendment of APB Opinion No. 29”.

The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Recently Issued Accounting Standards Not Yet Adopted

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment”.  This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  This statement requires all equity compensation to be recorded at fair value.    The company is still assessing the impact of this new standard.

Reclassifications – Certain 2004 amounts have been reclassified to conform to 2005 presentations.

2.

ACCOUNTS  RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable comprised of the following:
Trade accounts receivable	$77,620
Allowance for doubtful accounts	(20,140)
$57,480
A summary of the allowance for doubtful accounts is as follows:
Balances, November 1, 2004	$8,537
Increase to allowance	11,603

Balance January 31, 2005	$20,140

3.

INVENTORIES

Inventories are comprised of the following:

Automated Teller Machines	$68,779
Point of Sale Terminals	8,147
Surveillance Equipment	83,886
Counterfeit detectors	192
Parts and supplies	10,891
Total inventories	$171,895

4.

LOAN RECEIVABLE

On January 21, 2005, the Company entered into a Technology Joint Venture Agreement, (“Agreement”) with SMSMobility (formerly XOZ Entertainment S.A.).  In consideration of the Agreement, the Company advanced SMSMobility $50,000 in the form of a loan.  The loan bears interest at 12% per annum and is due in six months.  SMSMobility in turn issued the Company 8,600,000 fully paid and non-assessable common shares of SMSMobility.  The shares have no market value and therefore the Company recorded no value for the consideration.

5.

DEPOSIT ON PURCHASE OF FIXED ASSETS

On December 1, 2004, the Company entered into an Option Agreement for the Purchase and Sale of Assets, (“Agreement”), with Concept Developments, Inc.  The Company paid Concept Developments, Inc. $1,000 Canadian Dollars, ($807 United States Dollars), for a non-refundable deposit that will be applied to the final purchase price upon execution of an asset purchase.  The Agreement is for a term of twelve months and allows the Company exclusive rights to purchase the assets.  As of the date of the Agreement, the assets consisted of, but are not limited to 70 contracted ATM locations which contain 31 ATM's owned by Concept Developments, Inc. and 39 owned by merchants or others.

6.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
Furniture and fixtures	$25,204
Computer equipment	40,495
Telephone equipment (Capital lease)	7,708
Automobile	17,613
Total property and equipment	91,020
Less accumulated depreciation	(38,909)
Property and equipment, net	$52,111

7.

GOODWILL

The changes in the carrying amount of goodwill for the three months ended January 31, 2005, are as follows:

Balance as of November 1, 2004	$178,595
Goodwill acquired during the year	0
Impairment losses	0
Balance as of January 31, 2005	$178,595

The Company tested goodwill for impairment and found no change in the carrying amount as of October 31, 2004.

8.

BUSINESS SEGMENTS

FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments.  The Company has three reportable segments:  Automated Teller Machines, Surveillance Service and Equipment and General Corporation Administration.  Management evaluates performance based upon the operating earnings or loss after income taxes.

Summarized financial information concerning the Company's reportable segments is shown on the following table:

	Automated	Surveillance	General
	Teller	Service and	Corporation
	Machines	Equipment	Administration	Total
2005

Net revenues from external customers	$192,330	$ 107,370	0	299,700
Operating earnings (loss)	(106,992)	(7,948)	(649,561)	(764,501)
Goodwill	0	0	178,595	178,595
Total assets	277,945	146,844	231,778	656,567
Depreciation and amortization	6,036	139	0	6,175
Capital expenditures	1,008	2,483	0	3,491

2004

Net revenues from external customers	$185,580		0	185,580
Operating earnings (loss)	(34,068)		(966)	(35,034)
Total assets	249,003		6,727	255,730
Depreciation and amortization	5,134		0	5,134
Capital expenditures	6,402		0	6,402

2004 amounts have been restated to segregate the results of discontinued operations.

9.

DISCONTINUED OPERATIONS

SFAS 144 requires that an entity restate prior year financial statements to disclose the results of subsequent discontinued operations.  Intercash POS Systems, Ltd., a wholly owned subsidiary of the Company that sold point of sale terminals and other electronic funds transfer devices, was sold and discontinued on September 1, 2004.  The January 31, 2004, statements of operations and cash flows were restated to segregate the income from discontinued operations from continuing operations.

The following information is presented for the discontinued operations:

A.

Segments discontinued – Intercash POS Systems, Ltd., a wholly owned subsidiary of the Company that sold point of sale terminals and other electronic funds transfer devices

B.

Discontinued date – September 1, 2004

C.

Manner of disposal – sale of assets to unrelated entity

D.

Remaining assets – none

E.

Income on October 31, 2004  - $26,400

F.

Partial proceeds from sale of segment - $203,639.

10.

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

During the three months ended January 31, 2005, the Company issued the following shares of common stock:

  240,000 restricted shares valued at $60,000 were issued to the Company Board of Director Members in payment of directors' fees.  Included in this issuance are 60,000 restricted shares valued at $15,000 that were issued to the Company's President, Hal Schultz.

  237,500 restricted shares valued at $80,750 were issued to the Company's employees for their 2004 Christmas bonuses.

  2,020,000 free trading shares valued at $505,000 were issued to the Company's consultants and attorneys in consideration of service agreements.  See Note 12.

11.

PREFERRED STOCK

On May 27, 2004, the Board of Directors authorized creation of 5,000,000 Preferred “A” stock with a par value of $0.001 per share and 5,000,000 Preferred “B” stock with a par value of $0.001 per share.

Preferred “A” stock carries the following preferences:

(a) Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company, the holders of Preferred A Series I shares will be entitled to receive, prior and in preference to any distribution of any assets or surplus funds to the holders of Common Stock, liquidation amounts equal to the sum of (i) the Original Issue Price ($.25 per share), plus (ii) all declared but unpaid dividends (the “Senior Preferential Amount”). After payment of the Senior Preferential Amount, liquidation proceeds will be shared prorate by the holders of the Common Stock and the Preferred A Series I shares on an as converted basis.

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

Preferred “B” stock carries the following preferences:

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

During the three months ended January 31, 2005, the Company issued the following shares of preferred “A” stock:

  24,500 restricted shares valued at $490,000 were issued the Company Board of Director Members in payment of directors' fees.  Included in this issuance are 15,000 restricted shares valued at $300,000 that were issued to the Company's President, Hal Schultz.

During the three months ended January 31, 2005, the Company issued the following shares of preferred “B” stock:

  1,000 restricted shares with an aggregate value of $1,000, as determined by the Board of Directors, were issued the Company's President, Hal Schultz, in payment of directors' fees.

12.

DEFERRED COMPENSATION

During the three months ended January 31, 2005, the Company issued 2,020,000 shares of common stock to various consultants and attorneys in consideration for service agreements.  These agreements expire in nine to twelve months from the date of execution and the value of the stock compensation is being amortized straight-line over the life of the service agreement.

A summary of deferred compensation is as follows:

Balance, November 1, 2004	$0
Common stock issued for service agreements	505,000
Cash payments for service agreements	1,250
Options to purchase common stock issued for service agreements	24,555
530,805
Amortization of expired and used portions of service agreement	97,817
Balance January 31, 2005	$432,988

13.

STOCK OPTIONS

In July of 2004, the Company adopted the 2004 Benefit Plan of Moneyflow Systems International, Inc. (the “Plan”).  Under the Plan, the Company may issue stock, or grant options to acquire the Company's common stock, par value $0.001, (the “Stock”), from time to time to employees of the Company or its subsidiaries, all on the terms and conditions that follow.  In addition, at the discretion of the Board of Directors, Benefits may from time to time be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries but are not employees of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services are not in connection with the offer or sale of securities in a capital-raising transaction.

The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company.  Administration of the Plan shall be determined by the Company's Board of Directors, (the “Administrators”).  A total of 2,500,000 shares of stock may be subject to or issued pursuant to Benefits granted under the Plan.  At the time any Option is granted under the terms of the Plan, the Company will reserve for issuance the number of shares of stock subject to such Option until it is exercised or expires.  Each Option issued as a Benefit of the Plan shall have its term, vesting schedule and exercise price established by the Administrators at the time the Option is granted.

The Company has elected to continue to account for stock-based compensation under the “Intrinsic Value” method of APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.

A summary of the option activity for the three months ended January 31, 2005, pursuant to the terms of the plan is as follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at November 1, 2004	-	$-
Granted	150,000	$0.40
Exercised	-	-
Cancelled and expired	-	-
Options outstanding at January 31, 2005	150,000	$0.40

150,000 shares are exercisable at January 31, 2005.

Information regarding stock options outstanding as of January 31, 2005 is as follows:

Price range	$ 0.40
Weighted average exercise price	$ 0.40
Weighted average remaining contractual life	0 years, 11 months
Options exercised
Price range	$ -
Shares	-
Weighted average exercise price	$ -

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Through its operating subsidiaries, Security Bancorp, Inc. ("SBI") and Interglobe Investigation Services, Inc. (“IIS”), Moneyflow Systems International Inc. ("Moneyflow" or the "Company") supplies, installs, maintains and manages Automated Teller Machines ("ATMs") and other Electronic Funds Transfer Devices and provides transaction processing services for card holders using these devices.  The machines are placed on the premises of businesses for the purpose and convenience of dispensing cash and other services to the public and the merchant.  To date, Moneyflow has provided these services to approximately 470 locations in five Canadian provinces; however the number of locations being serviced has been reduced to approximately 200 as a result of the sale of Intercash POS Systems.  Our sales expenses to outside independent distributors has been virtually eliminated as a result of sales now being handled by corporate staff.  Our terminals accept Visa, MasterCard, Interac, Maestro, Cirrus, Circuit and American Express (Canada).

In October of 2004 the Company acquired Interglobe Investigation Services, Inc. to expand the Company's security video surveillance products.  The Company originally developed its own Remote Access Digital Video Recorder, which is the central feature of this surveillance system.  More recently additional Digital Video Recorders and new CCTV cameras have been added to round out the product line to provide surveillance systems capable of serving the smallest to the most sophisticated requirements.  Our capability now ranges from a simple one camera observation system to multiples of hundreds of cameras, together with the supporting viewing and recording capabilities.  The systems are being installed in retail, hospitality and other businesses, and in industrial and government facilities to provide remote access video surveillance to detect events, including cash and inventory shrinkage, security intrusions, theft, vandalism, and for general surveillance.  Users of the system may access digital camera images remotely from anywhere in the world via the Internet.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Moneyflow Systems International, Inc. and its wholly-owned subsidiaries, Security Bancorp, Inc., and Interglobe Investigation Services, Inc.

The comparative financial statements presented for the three months ended January 31, 2004 have been restated to segregate the results of discontinued operations as the Company sold its wholly-owned subsidiary Intercash POS Systems, Ltd. on September 1, 2004.

All material inter-company accounts and transactions have been eliminated.

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired through the acquisition of Interglobe Investigation Services, Inc. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 issued in June 2001, amortization of goodwill ceased as of December 31, 2001, and the Company evaluates the goodwill on an annual basis for potential impairment.

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

Revenue from the sale of Automated Teller Machines and Surveillance Systems is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery, activation and acceptance of the units by our customer.

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

Preferred “A” stock that is issued for non-cash transactions, such as services, is valued at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated and by applying the conversion feature of one share of preferred “A” stock into 100 shares of common stock.

Stock Based Compensation

As permitted by FAS 123, as amended, the Company accounts for stock options issued to employees using the intrinsic value method as prescribed by APB 25. Under this method no expense is recognized for options issued with an exercise price equal to or greater than the market price of the stock on the date of grant. Expense for options or warrants issued to non-employees is recorded in the financial statements as estimated fair value. For options issued to employees the Company is subject to proforma disclosures based on the estimated fair value of options issued.

No employee stock options were issued through January 31, 2005. The Company estimated the fair value of each stock option to non-employees at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

Risk free interest rate

4.5%

Expected life

1 years

Expected volatility

214%

Dividend yield

 0.0

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

Accounts Receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged against income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectibility is determined to be potentially impaired (bankruptcy, lack of contact, age of account balance, etc.).

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined as follows:

Automated Teller Machines held for resale – actual cost for the machine purchased.

Automated Teller Machines– former placements – actual cost for the machine purchased less accumulated depreciation.  Depreciation is computed on the straight line basis over 10 years.

Surveillance equipment, parts, supplies and counterfeit detectors – lower of cost or market, first-in, first-out method.

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

Shipping and Handling Costs

The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

SELECTED FINANCIAL INFORMATION - 2004 amounts have been restated to segregate the results of discontinued operations.

	Three Months Ended
	01/31/2005	01/31/2004
Statement of Operations Data:
Total revenue	$299,700	$185,580
Loss from operations	(764,501)	(35,034)
Net earnings (loss) from continuing operations before corporation income taxes	(781,905)	(37,199)
Net earnings (loss) from discontinued operations	-	(5,709)
Net earnings (loss)	$(781,905)	$(42,908)
Net earnings (loss) per share continuing operations	$(0.22)	$(0.02)
Net earnings (loss) per share discontinued operations	-	$(0.00)
Balance Sheet Data:
Total assets	$656,567	$411,102
Total liabilities	$178,648	$91,075
Stockholders' equity	$477,919	$320,027

Results of Operations

Three months ended January 31, 2005 compared to three months ended January 31, 2004.

	Three Month Period Ended
	01/31/2005	01/31/2004	Increase
			(Decrease)
Revenues:
Machines and terminals	$21,248	$14,817	$6,431
Surveillance equipment	56,479	17,125	39,354
Fees	166,415	151,470	14,945
Security services	50,891	-	50,891
Other revenue	4,667	2,168	2,499
Total Revenue	$299,700	$185,580	$114,120

Revenues.  Revenues from operations for the three months ended January 31, 2005 were $299,700 as compared to revenues of $185,580 for the three months ended January 31, 2004, an increase of $114,120 or approximately 61%.  The changes in revenues are summarized as follows:

Sales of Machines and Terminals.  Sales of machines and terminals increased by $6,431 to $21,248 for the three months ended January 31, 2005, as compared to $14,817 for the three months ended January 31, 2004, approximately a 43% increase.  During the three months ended January 31, 2005, we continued to sell terminals from stock at below cost in an effort to reduce inventory carrying levels.  We also sold terminals below cost in order to place machines in active locations with long-term contracts and therefore generate recurring fee income.  We have decided to focus our efforts on the surveillance business opportunity.  Our overall focus is still to strategically market our ATM terminals and surveillance systems in order to capture additional locations and to identify and negotiate ATM asset acquisitions with potential acquisition candidates, but this focus is secondary to our focus on the surveillance business.

Sales of Surveillance Equipment.  Sales of surveillance equipment were $56,479 in the three months ended January 31, 2005, an increase of 230% or $39,354 from the $17,125 sold during the three months ended January 31, 2004.  During the three months ended January 31, 2005, we continued to develop and expand the line of products we offer to clients in order to fulfill their surveillance system needs.

Fee Income.  Fee income increased by $14,945 to $166,415 for the three months ended January 31, 2005, as compared to $151,470, approximately a 10% increase.  Improvements in our integrated ATM services that offer a suite of ATM management services from ATM deployment to transaction processing resulted in an increase in the revenue flow from those machines and terminals.  Our continuing long-term marketing strategy is to generate recurring fee income by placing machines in active locations with long-term contracts and to pursue acquisitions of competitive ATM assets.

Security Services.  Security and investigative services are new services we are offering to business, industry and institutions as a result of our acquisition of Interglobe Investigation Services, Inc. in October 2004.  The total revenue from these services for the three months ended January 31, 2005, amounted to $50,891.  We expect this to continue to increase as we focus more efforts on the security segment of our business.

	Three Month Period Ended
	01/31/2005	01/31/2004	Increase
			(Decrease)
Cost of sales:
Machines and terminals	$34,462	$22,533	$11,929
Surveillance equipment	26,566	14,196	12,370
Security services	5,673	0	5,673
Total Cost of Sales	$66,701	$36,729	$29,972
Gross Profit (Loss):
Machines and terminals – amount	$(13,214)	$(7,716)	$(5,498)
Machines and terminals - percentage	(62%)	(52%)	(10%)
Surveillance equipment – amount	29,913	2,929	26,984
Surveillance equipment - percentage	53%	17%	36%
Security services – amount	45,218	-	45,218
Security services - percentage	89%	-	89%
Total Gross Profit – amount	$232,999	$148,851	$84,148
Total Gross Profit – percentage	78%	80%	(2%)

Cost of Sales and Gross Profit.  The cost of sales increased by $29,972 to $66,701 for the three months ended January 31, 2005, as compared to $36,729 for the three months ended January 31, 2004, approximately a 82% increase.  This increase in cost of sales is due primarily to our decision to sell select ATM terminals at below cost in order to reduce inventory carrying costs and generate recurring fee income.  We also experienced an increase in our overall cost of sales due to the acquisition of Interglobe Investigation Services, Inc. and the costs associated with the security equipment and services.  The gross profit for the three months ended January 31, 2005 increased by $84,148 to $232,999 as compared to $148,851 for the three months ended January 31, 2004.  This increase is attributable to the expansion of our surveillance equipment and security services the Company is offering as well as the continued growth in our recurring ATM fee revenue.

Write Off of Obsolete Inventory.  The need to write off inventory arose in three months ended January 31, 2005 and amounted to $1,838 as a result of improved technologies and changing equipment which made certain machines obsolete.  There was no write-off of obsolete inventory during the three months ended January 31, 2004.  As technologies continue to improve and customers demand equipment changes, we may need to write-off additional inventory in the future.

Consulting and legal fees, paid with common stock and options to purchase common stock.  During the three months ended January 31, 2005, we issued 2,020,000 shares of common stock and options to purchase   150,000 shares of common stock to various consultants and attorneys in consideration for service agreements. The amortized portion of these issuances was $97,817 for the three months ended January 31, 2005.

Employee bonuses paid with common stock.  During the three months ended January 31, 2005, we issued 237,500 shares of common stock valued at $80,750 to employees for their 2004 Christmas bonuses.

Directors' fees paid with common stock and preferred stock.  During the three months ended January 31, 2005, we issued 240,000 shares of common stock valued at $60,000, 24,500 shares of preferred “A” stock valued at $490,000 and 1,000 shares of preferred “B” stock valued at $1,000 to our Board of Directors in payment of directors' fees, for an aggregate total of $551,000 in expense.

	Three Month Period Ended
	01/31/2005	01/31/2004	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$18,399	$30,086	$(11,687)
Advertising	9,629	4,583	5,046
Agent, distributor and investor sales and residual fees	9,059	11,703	(2,644)
Bad debt	16,376	6,159	10,217
Depreciation	6,175	7,271	(1,096)
Office expense	18,509	15,539	2,970
Office rent	7,884	3,910	3,974
Salaries and wages	119,480	59,822	59,658
Sales contract fees	-	6,118	(6,118)
Sales management	18,975	15,621	3,354
G.S.T. input tax expense	4,073	2,137	1,936
Travel	7,679	5,037	2,642
Vault cash usage fees	2,880	2,754	126
Other selling, general and administrative expenses	26,977	13,145	13,832
Total Selling, general and administrative expenses	$266,095	$183,885	$82,210

Selling, General and Administration Expenses.  Selling, general and administrative expenses increased by $82,210 to $266,095 for the three months ended January 31, 2005, as compared to $183,885 for the three months ended January 31, 2004, approximately a 45% increase. Several factors contributed to this increase.  Our advertising and travel increased $5,046 and $2,642, or 110% and 52%, respectively, due to our efforts to expand into the surveillance and security markets.  Our bad debts increased $10,217 or 166% as we expanded into different market areas and began working with a slightly different client base.  Our office expense, rent and salaries and wages increased $2,970, $3,974 and $59,658, respectively, due to our acquisition of Interglobe Investigation Services, Inc. in October 2004.  Interglobe Investigation Services, Inc. maintains a separate office facility and employees in Vancouver, B.C.  Our sales management and G.S.T. tax input expenses increased $3,354 and $1,936, respectively, as a result of increased sales. Offsetting these increases was a decrease in our accounting, legal and professional services of $11,687 as we reduce the need for outside professionals. Our agent, distributor and investor sales and residual fees decreased by $2,644 as our sales of ATM machines decreased.  And our sales contract fees decreased $6,118 as we work to rely more on our internal sales force.   Our other selling, general and administrative expenses increased $13,832 to $26,977 mainly due to administrative costs associated with the expansion efforts.

Interest Expense.  Interest expense increased by a nominal $53 in the three months ended January 31, 2005, to $263, as compared to $210 in the three months ended January 31, 2004.

Net Income (Loss) Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $781,905 for the three months ended January 31, 2005 compared to $37,199 for the three months ended January 31, 2004.  The increase in net loss was primarily the result of non-cash stock compensation payments to consultants, attorneys, employees and directors made during the three months ended January 31, 2005.

Corporation Income Taxes.  Corporation income tax for the three months ended January 31, 2005 and 2004 was $-0-.  No income tax expense was due for the three months ended January 31, 2005 due to the availability of net operating loss carryforward.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the three months ended January 31, 2005, the average exchange rate was 1.21212 United States dollars to Canadian dollars.  This is a 7% decrease from the three months ended January 31, 2004 in which the average exchange rate was 1.30752 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have nominal fixed expenses such as an annual lease payment of approximately $20,000 (Canadian) per year.

Working capital is summarized and compared as follows:

	January 31,
	2005	2004
Current assets	$423,336	$354,958
Current liabilities	167,936	75,995
Working capital	$255,400	$278,963

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

Our net cash used by operations was $43,120 for the three months ended January 31, 2005 as compared to $5,924 for the three months ended January 31, 2004.  The $37,196 increase in cash used was primarily the result of a $744,706 increase in our net loss from continuing operations offset by the $729,567 non-cash stock compensation paid for directors' fees, consulting and legal fees and employee bonuses for the three months ended January 31, 2005.  We also used cash to fund the increase in our accounts receivable and customer deposits in the amounts of $20,269 and $8,312, respectively, during the three months ended January 31, 2005.

Our uses of cash were offset by the reduction of inventories in the amount of $3,814 along with the increase in accounts payable and accrued expenses in the amount of $5,001 and G.S.T. and P.S.T. payable in the amount of $4,030.

Our net cash used from investing activities was $55,268 for the three months ended January 31, 2005 as compared to $6,042 for the three months ended January 31, 2004.  We used $51,000 to fund a loan receivable from SMS Mobility whom we entered into a Technology Joint Venture Agreement with on January 21, 2005.  The loan bears interest at 12% per annum and the entire principal and accrued interest are due in six months.  We also used $3,491 and $6,042 to purchase property and equipment during the three months ended January 31, 2005 and 2004, respectively.

Our net cash used from financing activities was $1,725 during the three months ended January 31, 2005 as compared to $15,040 for the three months ended January 31, 2004.  We used the cash to repay notes payable in the amounts of $1,096 and $12,801, and repay capital leases in the amounts of $629 and $2,239 during the three months ended January 31, 2005 and 2004, respectively.

Our only term debt consists of a vehicle loan and a capital lease totaling approximately $16,415, of which $10,712 is long-term.  Our term debt matures at various periods through 2008 and bears interest of approximately eight percent.  We believe, but can provide no assurance, that we have available resources, both commercial and private, should we need additional capital to fund our cash flows from operations or investing activities.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company's Form 10-KSB, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and are generally set forth below and particularly discussed in the Company's Form 10-KSB for the year ended October 31, 2004.

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

  The demand for our services may decline or we may lose operating locations for our ATMs, which would result in a decline of operations and a corresponding decline in the likelihood of the ultimate profitability of our company.

  If we have to comply with any new government regulations, or if old government regulations are reenacted in the financial transactions industry, we may not be able to comply with them or we may have to spend large amounts of resources to meet these new regulations, which we may not have the resources to do, and which may result in a loss of revenue and reduced profitability.

  Because several of our competitors are much larger than we are in both the security and ATM segments of our business, we may not be able to compete effectively and gain additional market share, and we face additional competition as banks have recently been re-entering the market to place ATMs at non-banking locations.

  We face uncertainty, due to the threat of terrorist attacks, in our security services business.

  We face potential legal liability for the security-related services we provide.

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

PART II - OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits:

10.13

Employment Agreement between the Registrant and Philip Moriarity, dated September 29, 2004

10.14

Technology Joint Venture Agreement between the Registrant and SMS Mobility, dated January 17, 2005

31

Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32

Section 1350 Certifications

(b)

Reports on Form 8-K:

On November 1, 2004, the Company file a Current Report on Form 8-K announcing the Company's acquisition of Interglobe Investigation Services, Inc.

On March 1, 2005, the Company filed a Current Report on Form 8-K announcing a change in the Company's independent auditor.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 21, 2005

MONEYFLOW SYSTEMS INTERNATIONAL INC., a Nevada corporation

By:  /s/ Harold F. Schultz

Harold F. Schultz, President, CEO, Director, Chairman of the Board, CFO and Chief Accounting Officer