Form 10QSB
period 2005-04-30
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2005-06-20
CIK 1159464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2005

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

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of June 20, 2005
Common stock, $0.001 par value	5,296,203
The issuer is not using the Transitional Small Business Disclosure format.

MONEYFLOW SYSTEMS INTERNATIONAL INC.

2

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

APRIL 30, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$41,061
Accounts receivable, net of allowance for
doubtful accounts of $25,350	20,235
Inventories	148,658
Loan receivable	52,500
Deposit on purchase of fixed assets	795
Prepaid expenses and other current assets	22,646

Total current assets	285,895

PROPERTY AND EQUIPMENT, Net
of accumulated depreciation	49,397

OTHER ASSETS:
Rent security deposit	2,486

TOTAL ASSETS	$337,778

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (CONTINUED)

APRIL 30, 2005

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$68,839
G.S.T. and P.S.T. payable	4,925
Note payable, automobile, current portion	3,603
Capital lease payable, current portion	2,100

Total current liabilities	79,467

LONG-TERM LIABILITIES:
Note payable, automobile, long-term portion	6,153
Capital lease payable, long-term portion	2,905

Total long-term liabilities	9,058

COMMITMENT

STOCKHOLDERS' EQUITY:
Preferred “A” stock, par value $.001 per share;
Authorized, 5,000,000 shares;
Issued and outstanding, 24,500 shares	25
Preferred “B” stock, par value $.001 per share;
Authorized, 5,000,000 shares;
Issued and outstanding, 1,000 shares	1
Common stock, par value $.001 per share;
Authorized, 100,000,000 shares;
Issued and outstanding, 5,296,203 shares	5,296
Paid in capital in excess of par value of stock	2,644,754
Accumulated deficit	(2,168,560)
Deferred compensation	(264,036)
Accumulated other comprehensive income
(primarily cumulative translation adjustment)	40,773

258,253
Less cost of common stock in Treasury, 60,000 shares	(9,000)

TOTAL STOCKHOLDERS’ EQUITY	249,253

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$337,778

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2005 AND 2004

(UNAUDITED)

		Three Months				Six Months
		Ended April 30				Ended April 30

		2005		2004		2005		2004

REVENUES:
Sales of machines and terminals		$16,818		$50,025		$38,066		$64,842
Sales of surveillance equipment		42,983		3,933		99,462		21,058
Fees		157,698		169,904		324,113		321,374
Other revenue		6,075		5,405		10,883		7,573

Total revenues		223,574		229,267		472,524		414,847

COST AND EXPENSES:
Cost of sales		54,239		62,401		115,267		99,130
Write-off of obsolete inventory		(13)		4,812		1,825		4,812
Consulting and legal fees,
paid with common stock
and options to purchase
common stock		168,951		0		266,768		0
Employee bonuses,
paid with common stock		0		0		80,750		0
Directors fees, paid with
common and preferred stock		0		0		551,000		0
Selling, general and
administrative expenses		212,707		188,506		476,094		372,391

Total cost and expenses		435,884		255,719		1,491,704		476,333

(LOSS) FROM OPERATIONS		(212,310)		(26,452)		(1,019,180)		(61,486)

OTHER INCOME (EXPENSE):
Interest expense		(362)		(86)		(625)		(296)
Interest income		1,500		2		2,500		7
(Loss) on sale of subsidiaries		0		0		(16,407)		0
(Loss) on disposition of assets		(1,284)		18		(3,018)		(1,942)

Total other income (expense), net		(146)		(66)		(17,550)		(2,231)

(LOSS) FROM CONTINUING
OPERATIONS BEFORE
CORPORATION INCOME TAXES		(212,456)		(26,518)		(1,036,730)		(63,717)

CORPORATION INCOME TAXES		0		0		0		0

(LOSS) FROM
CONTINUING OPERATIONS		(212,456)		(26,518)		(1,036,730)		(63,717)

INCOME (LOSS) FROM
DISCONTINUED OPERATIONS
(INCLUDING LOSS ON DISPOSAL
OF $170,657)		(174,044)		12,091		(131,675)		6,382

NET (LOSS)	$	(386,500)	$	(14,427)	$	(1,168,405)	$	(57,335)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2005 AND 2004

(UNAUDITED)

		Three Months				Six Months
		Ended April 30				Ended April 30

		2005		2004		2005		2004

NET (LOSS) PER COMMON SHARE –
BASIC AND DILUTED
CONTINUING OPERATIONS	$	(0.04)	$	(0.01)	$	(0.24)	$	(0.04)

DISCONTINUED OPERATIONS	$	(0.03)	$	(0.01)	$	(0.03)	$	(0.00)

NET LOSS	$	(0.07)	$	(0.02)	$	(0.27)	$	(0.04)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING -
Basic		5,296,203		1,803,700		4,395,057		1,803,700

Diluted		5,296,203		1,803,700		4,395,057		1,803,700

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE SIX MONTHS ENDED APRIL 30, 2005 AND 2004

(UNAUDITED)

		Three Months				Six Months
		Ended April 30				Ended April 30

		2005		2004		2005		2004

NET (LOSS)	$	(386,500)	$	(14,427)		$(1,168,405)	$	(57,335)

OTHER COMPREHENSIVE INCOME

FOREIGN CURRENCY
TRANSLATION ADJUSTMENT		(2,119)		(9,559)		6,605		(13,609)

NET COMPREHENSIVE (LOSS)	$	(388,619)	$	(23,986)	$	(1,161,800)	$	(70,944)

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2005 AND 2004

(UNAUDITED)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(1,036,730)	$(63,717)
Adjustments to reconcile net (loss) to net
cash provided (used) by operating activities of
continuing operations:
Income (loss) from discontinued operations	(131,675)	6,382
Depreciation	10,401	14,156
Provision for doubtful accounts	16,813	(18,354)
Loss on disposal of fixed asset	3,018	1,942
Loss on sale of subsidiaries	169,595	0
Common and preferred stock issued for directors’ fees	551,000	0
Common stock and options issued for consulting and legal fees	266,768	0
Common stock issued for employee bonuses	80,750	0
Changes in operating assets and liabilities:
Accounts and other receivables	16,539	83,994
G.S.T. refund	0	5,994
Inventories	28,982	4,753
Prepaid expenses and deposits	(10,766)	9,240
Accounts payable and accrued expenses	(76,343)	(9,629)
Customer deposits	(8,312)	11,194
Deferred income	0	(1,922)
Corporate income taxes	0	(15,567)
G.S.T. and P.S.T. payable	(3,095)	(1,510)

Net cash provided (used) by operating activities	(123,055)	26,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable	(52,500)	0
Deposit on purchase of fixed assets	(795)	0
Proceeds from sales of fixed assets	174	0
Purchases of property and equipment	(7,502)	(9,274)

Net cash (used) by investing activities	(60,623)	(9,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable to stockholder	0	(12,223)
Repayment of note payable	(2,148)	(4,471)
Repayment on capital leases	(1,231)	(1,261)

Net cash (used) by financing activities	(3,379)	(17,955)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	6,605	(13,609)

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED APRIL 30, 2005 AND 2004

(UNAUDITED)

	2005	2004

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	$(180,452)	$(13,882)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	221,513	77,356

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$41,061	$63,474

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:

Interest	$753	$296
Taxes	$0	$15,665

SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITES:

Directors’ fees paid with issuance of common and preferred stock	$551,000	$0

Consulting and legal fees paid with the issuance of common stock
and options	$529,555	$0

Employee bonuses paid with the issuance of common stock	$80,750	$0

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented.  Operating results for the six-months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ended October 31, 2005.  Accordingly, your attention is directed to the footnote disclosures found in the October 31, 2004 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

Interglobe, Ltd. (hereinafter referred to as ITL) began operating on March 16, 2005 and was  incorporated in Alberta, Canada on April 13, 2005. ITL is in the business to supply, install and maintain surveillance equipment and is the successor to the surveillance operations.

Interglobe Investigation Services, Inc. (hereinafter referred to as IIS) was formed in 1994 in Vancouver, British Columbia, Canada.  The company is in the business to provide security consulting services, loss prevention and forensic computing services. Interglobe Investigation Services, Inc. was sold on March 15, 2005.

Intercash POS Systems, LTD. (hereinafter referred to as POS) was organized on April 1, 2002 in Alberta, Canada and sells point of sale terminals and other electronic funds transfer devices.  Intercash POS Systems, LTD. was sold on September 1, 2004.

Principles of Consolidation - The consolidated financial statements include the accounts of Moneyflow Systems International Inc. and its wholly-owned subsidiaries, Security Bancorp Inc.  and Interglobe LTD.  Interglobe Investigation Services, Inc. results of operations are included for the period from November 1, 2004 to March 15, 2005.

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

The Companies depreciate the property and equipment as follows:

Financial statement reporting – straight-line method as follows:

Furniture and fixtures

10 years

Computer equipment

5 years

Telephone equipment

5 years

Automobile

5 years

Warranty Reserve – The Company provides a warranty provision on sales of its computer surveillance systems to cover anticipated repairs and/or replacement.  The warranty the computer surveillance systems are for twelve months from date of acceptance.

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

Common Stock Issued for Non-Cash Transactions - It is the Company’s policy to value stock      issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated.

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

No employee stock options were issued through April 30, 2005. The Company estimated the fair value of each stock option to non-employees at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

Risk free interest rate

4.5%

Expected life

1 year

Expected volatility

214%

Dividend yield

 0.0

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

Treasury Stock – The Company intends to hold repurchased shares in Treasury for general corporate purposes, including issuances under various employee stock option plans. The Company accounts for the Treasury stock using the cost method.

Shipping and Handling Costs - The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Advertising – The Company expenses all advertising as incurred.  Advertising expenses for the six months ended April, 2005 and 2004 were $8,983 and $16,088, respectively.

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

Foreign Currency Translation - The financial statements of SBI, ITL and IIS are measured using the Canadian dollar as the functional currency.  Assets, liabilities and equity accounts of SBI, ITL and IIS are translated at exchange rates as of the balance sheet date.  Revenues and expenses are translated at average rates of exchange in effect during the year.  The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity.  The financial statements are presented in United States of America dollars.

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

In December 2003, the FASB issued SFAS 132R. This Statement revised employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions”, No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pension.”  This Statement retains the disclosure requirements contained in FASB Statement No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits”, which it replaces. It requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  The Company has no benefit plans subject to SFAS 132R.

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

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB statements no. 66 and 67”. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position  (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.  This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.  The Company has no transactions that would be subject to SFAS 152.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”.  This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  This statement requires all equity compensation to be recorded at fair value. The Company is still assessing the impact of this new standard.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provision. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company has no transactions that would be subject to SFAS 154.

Reclassifications – Certain 2004 amounts have been reclassified to conform to 2005 presentations.

2.

ACCOUNTS  RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is comprised of the following:
Trade accounts receivable	$45,585
Allowance for doubtful accounts	(25,350)

$20,235

A summary of the allowance for doubtful accounts is as follows:
Balances, November 1, 2004	$8,537
Increase to allowance	16,813

Balance April 30, 2005	$25,350

INVENTORIES
Inventories are comprised of the following:
Automated Teller Machines	$70,766
Point of Sale Terminals	8,023
Surveillance Equipment	60,240
Counterfeit detectors	189
Parts and supplies	9,440

Total inventories	$148,658

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

5.

DEPOSIT ON PURCHASE OF FIXED ASSETS

On December 1, 2004, the Company entered into an Option Agreement for the Purchase and Sale of Assets, (“Agreement”), with Concept Developments, Inc.  The Company paid Concept Developments, Inc. $1,000 Canadian Dollars, ($807 United States Dollars), for a non-refundable deposit that will be applied to the final purchase price upon execution of an asset purchase.  The Agreement is for a term of twelve months and allows the Company exclusive rights to purchase the assets.  As of the date of the Agreement, the assets consisted of, but are not limited to 70 contracted ATM locations which contain 31 ATM’s owned by Concept Developments, Inc. and 39 owned by merchants or others.

6.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
Furniture and fixtures	$23,413
Computer equipment	35,831
Telephone equipment (Capital lease)	7,591
Automobile	17,344

Total property and equipment	84,179
Less accumulated depreciation	(34,782)

Property and equipment, net	$49,397

7.

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

7.

BUSINESS SEGMENTS (CONTINUED)

Summarized financial information concerning the Company's reportable segments is shown on the following table:

	Automated Teller Machines	Surveillance Service and Equipment	General Corporation Administration	Total
2005
Net revenues to external customers	$ 372,905	$ 99,619	$ 0	$ 472,524
Operating (loss)	(95,856)	(125,898)	(797,426)	(1,019,180)
Total assets	201,081	80,212	56,485	337,778
Depreciation and amortization	10,039	362	0	10,401
Capital expenditures	3,006	4,496	0	7,502
2004
Net revenues to external customers	$ 414,847	$ 0	$ 0	$ 414,847
Operating (loss)	(53,795)	0	(7,691)	(61,486)
Total assets	369,011	0	7,691	376,702
Depreciation and amortization	14,156	0	0	14,156
Capital expenditures	9,274	0	0	9,274

2004 amounts have been restated to segregate the results of discontinued operations.

8.

DISCONTINUED OPERATIONS

SFAS 144 requires that an entity restate prior year financial statements to disclose the results of subsequent discontinued operations.

Intercash POS Systems, Ltd., a wholly owned subsidiary of the Company that sold point of sale terminals and other electronic funds transfer devices, was sold and discontinued on September 1, 2004.  The April 30, 2004, statements of operations and cash flows were restated to segregate the income from discontinued operations from continuing operations.

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

8.

DISCONTINUED OPERATIONS (CONTINUED)

Interglobe Investigation Services, Inc., a wholly owned subsidiary of the Company that provided security consulting services, loss prevention and forensic computing services, was sold and discontinued on March 15, 2005. The April 30, 2005 statements of operations and cash flows were restated to segregate the income from discontinued operations from continuing operations.

The following information is presented for the discontinued operations:

A.

Segments discontinued – The investigative service portion of Interglobe Investigation Services, Inc., a wholly owned subsidiary of the Company that provided Security Consulting services, loss prevention and forensic computing services.

B.

Discontinued date – March 15, 2005.

C.

Manner of disposal – sale of assets to an officer and stockholder of the Company.

D.

Remaining assets – The surveillance equipment division was transferred to Interglobe, Ltd.

E.

Loss on October 31, 2004 - $21,555.

F.

Partial proceeds from sale of segment – 9,000,000 shares of common stock of Already Checked, Inc. - the shares have no market value and therefore the Company recorded no value for the consideration; 60,000 shares of the Company’s common stock with a fair market value of $9,000 returned as consideration for the sale by a departing employee of the Company.

9.

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

During the six months ended April 30, 2005, the Company issued the following shares of common stock:

•

240,000 restricted shares valued at $60,000 were issued to the Company Board of Director Members in payment of directors’ fees.  Included in this issuance are 60,000 restricted shares valued at $15,000 that were issued to the Company’s President, Hal Schultz.

•

237,500 restricted shares valued at $80,750 were issued to the Company’s employees for their 2004 Christmas bonuses.

•

2,020,000 free trading shares valued at $505,000 were issued to the Company’s consultants and attorneys in consideration of service agreements.  See Note 11.

10.

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

(d) Anti-dilution Protection. The Conversion Price will be subject to proportional adjustment for stock splits, stock dividends, recapitalizations and the like. The Preferred A Series I shares also will be subject to adjustment to prevent dilution in the event that the Company issues additional equity securities (or warrants or rights to purchase Common Stock or securities convertible into Common Stock) at a purchase price less than the applicable Conversion Price. Such adjustment will be on a standard, broadbased weighted average basis. The Conversion Price will not be adjusted for issuances of equity securities upon the exercise or conversion of presently outstanding securities, or on the future issuance of stock options to employees, as approved by the Company’s Board of Directors and certain other strategic issuances.

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

(i) Board Rights. So long as the Preferred A Series I shares Investors collectively hold at least 10,000 shares of Preferred A Series I shares, a representative of such group, selected by the Preferred A Series I shares Investors, shall be entitled to be elected to the Company’s Board of Directors.

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

(d) Board Rights. So long as the holders of Preferred B Series I shares collectively hold at least 1,000 shares of Preferred B Series I shares, a representative of such group, selected by the Preferred B Series I shares I shall be entitled to be elected to the Company’s Board of Directors.

During the six months ended April 30, 2005, the Company issued the following shares of preferred “A” stock:

•

24,500 restricted shares valued at $490,000 were issued the Company Board of Director Members in payment of directors’ fees.  Included in this issuance are 15,000 restricted shares valued at $300,000 that were issued to the Company’s President, Hal Schultz.

During the six months ended April 30, 2005, the Company issued the following shares of preferred “B” stock:

•

1,000 restricted shares valued at $1,000 were issued the Company’s President, Hal Schultz, in payment of directors’ fees.

11.

TREASURY STOCK

On March 15, 2005, the Company agreed to accept 60,000 shares of its common stock as partial consideration for the sale of its wholly-owned subsidiary Interglobe Investigation Services, Inc. The shares had a fair market value of $9,000 on the date of the agreement.

12.

DEFERRED COMPENSATION

During the six months ended April 30, 2005, the Company issued 2,020,000 shares of common stock to various consultants and attorneys in consideration  for service agreements. These agreements expire in nine to twelve months from the date of execution and the value of the stock compensation is being amortized straight-line over the life of the service agreement.

A summary of prepaid consulting and legal fees, stock compensation is as follows:

Balance, November 1, 2004	$0
Common stock issued for service agreements	505,000
Cash payments for service agreements	1,250
Options to purchase common stock
issued for service agreements	24,555

530,805
Amortization of expired and used portions of
service agreements	266,769

Balance April 30, 2005	$264,036

13.

STOCK OPTIONS

In July of 2004, the Company adopted the 2004 Benefit Plan of Moneyflow Systems International, Inc., (the “Plan”).  Under the Plan, the Company may issue stock, or grant options to acquire the Company’s common stock, par value $0.001, (the “Stock”), from time to time to employees of the Company or its subsidiaries, all on the terms and conditions that follow.  In addition, at the discretion of the Board of Directors, Benefits may from time to time be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries but are not employees of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services are not in connection with the offer or sale of securities in a capital-raising transaction.

The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company.  Administration of the Plan shall be determined by the Company’s Board of Directors, (the “Administrators”).  A total of 2,500,000 shares of stock may be subject to or issued pursuant to Benefits granted under the Plan.  At the time any Option is granted under the terms of the Plan, the Company will reserve for issuance the number of shares of stock subject to such Option until it is exercised or expires.  Each Option issued as a Benefit of the Plan shall have its term, vesting schedule and exercise price established by the Administrators at the time the Option is granted.

The Company has elected to continue to account for stock-based compensation under the “Intrinsic Value” method of APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.

A summary of the option activity for the six months ended April 30, 2005, pursuant to the terms of the plan is as follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at November 1, 2004	-	$ -
Granted (non-employees)	150,000	$ 0.40
Exercised	-	-
Cancelled and expired	-	-
Options outstanding at April 30, 2005	150,000	$ 0.40

150,000 shares are exercisable at April 30, 2005.

Information regarding stock options outstanding as of April 30, 2005 is as follows:

Price range	$ 0.40
Weighted average exercise price	$ 0.40
Weighted average remaining contractual life	0 years, 11 months
Options exercised
Price range	$ -
Shares	-
Weighted average exercise price	$ -

14.

COMMITMENT

The Company entered into an agreement with Heritage Inns that stated that Heritage Inns would keep SBI’s ATM on the Inns’ premises in return for the Company providing $55,000 (Canadian dollars) of market value surveillance equipment at the Inns.  SBI has provided $7,906 (Canadian dollars) of equipment as of April 30, 2005 and is still obligated to provide $47,094 (Canadian dollars) of equipment for the Inns. The estimated future commitment in U.S. dollars is $38,579.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Through its operating subsidiaries, Security Bancorp, Inc. ("SBI") and Interglobe Investigation, Ltd. (“ITL”), MoneyFlow Systems International Inc. ("Moneyflow" or the "Company") supplies, installs, maintains and manages Automated Teller Machines ("ATMs") and other Electronic Funds Transfer Devices and provides transaction processing services for card holders using these devices.  The machines are placed on the premises of businesses for the purpose and convenience of dispensing cash and other services to the public and the merchant.  To date, Moneyflow has provided these services to approximately 470 locations in five Canadian provinces; however the number of locations being serviced has been reduced to approximately 200 as a result of the sale of Intercash POS Systems.  Our sales expenses to outside independent distributors have been virtually eliminated as a result of sales now being handled by corporate staff. Our terminals accept Visa, MasterCard, Interac, Maestro, Cirrus, Circuit and American Express (Canada).

In October of 2004 the Company acquired Interglobe Investigation Services, Inc. to expand the Company’s investigation services and video surveillance product line.  On March 15, 2005, Interglobe Investigation Services, Inc. was sold and the Company organized Interglobe, Ltd., the successor for the Company’s surveillance operations.  The Company originally developed its own Remote Access Digital Video Recorder, which is the central feature of this surveillance system.  More recently additional Digital Video Recorders and new CCTV cameras have been added to round out the product line to provide surveillance systems capable of serving the smallest to the most sophisticated requirements.  Our capability now ranges from a simple one camera observation system to multiples of hundreds of cameras, together with the supporting viewing and recording capabilities.  The systems are being installed in retail, hospitality and other businesses, and in industrial and government facilities to provide remote access video surveillance to detect events, including cash and inventory shrinkage, security intrusions, theft, vandalism, and for general surveillance.  Users of the system may access digital camera images remotely from anywhere in the world via the Internet.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Moneyflow Systems International, Inc. and its wholly-owned subsidiaries, Security Bancorp, Inc., Interglobe Investigation Services, Inc. through March 15, 2005, and Interglobe, Ltd. from March 16, 2005.

The comparative financial statements presented for the three and six months ended April 30, 2004 have been restated to segregate the results of discontinued operations as the Company sold its wholly-owned subsidiaries Intercash POS Systems, Ltd. on September 1, 2004 and Interglobe Investigation Services, Inc. on March 15, 2005.

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

Stock Issued for Non-Cash Transactions

It is the Company’s policy to value stock issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated.

Preferred “A” stock that is issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated and by applying the conversion feature of one share of preferred “A” stock into 100 shares of common stock.

Stock Based Compensation

The Company accounts for its stock option plan using the fair value based method of accounting, under which compensation expense has been recognized for stock option awards granted.  For purposes of pro forma disclosures under FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options’ vesting period.  No pro forma disclosures have been made since the fair value based method has been applied to all outstanding and unvested awards in each period.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

Risk free interest rate

4.5%

Expected life

1 year

Expected volatility

214%

Dividend yield

0.0

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

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

Reclassifications

Certain 2004 amounts have been reclassified to conform to 2005 presentations.

SELECTED FINANCIAL INFORMATION - 2004 amounts have been restated to segregate the results of discontinued operations.

	Three Months Ended		Six Months Ended
	04/30/2005	04/30/2004	04/30/2005	04/30/2004
Statement of Operations Data:
Total revenue	$223,574	$229,267	$472,524	$414,847
Loss from operations	(212,310)	(26,452)	(1,019,180)	(61,486)
(Loss) from continuing operations before corporation income taxes	(212,456)	(26,518)	(1,036,730)	(63,717)
Income (loss) from discontinued operations (including loss on disposal)	(174,044)	12,091	(131,675)	6,382
Net (loss)	$(386,500)	$(14,427)	$(1,168,405)	$(57,335)
Net (loss) per share continuing operations	$(0.04)	$(0.01)	$(0.24)	$(0.04)
Net (loss) per share discontinued operations	$(0.03)	$ 0.01	$ (0.03)	$ 0.00
Balance Sheet Data:
Total assets	$337,778	$376,702	$337,778	$376,702
Total liabilities	$88,525	$80,661	$88,525	$80,661
Stockholders' equity	$249,253	$296,041	$249,253	$296,041

Results of Operations

Six months ended April 30, 2005 compared to three months ended April 30, 2004.

	Six Month Period Ended
	04/30/2005	04/30/2004	Increase
			(Decrease)
Revenues:
Machines and terminals	$38,066	$64,842	$(26,776)
Surveillance equipment	99,462	21,058	78,404
Fees	324,113	321,374	2,739
Other revenue	10,883	7,573	3,310
Total Revenue	$472,524	$414,847	$57,677

Revenues.  Revenues from operations for the six months ended April 30, 2005 were $472,524 as compared to revenues of $414,847 for the six months ended April 30, 2004, an increase of $57,677 or approximately 14%.  The changes in revenues are summarized as follows:

Sales of Machines and Terminals.  Sales of machines and terminals decreased by $26,776 to $38,066 for the six months ended April 30, 2005, as compared to $64,842 for the six months ended April 30, 2004, approximately a 41% decrease.  During the six months ended April 30, 2005, we continued to sell terminals from stock at below cost in an effort to meet increasing price competition, and to place machines in active locations with long-term contracts and therefore generate recurring fee income.  In addition, a portion of our efforts is being used to continue participation in the burgeoning surveillance business opportunity.  Our overall focus is still to strategically market our ATM terminals and surveillance systems in order to capture additional locations and to identify and negotiate ATM asset acquisitions with potential acquisition candidates

CS Surveillance Systems.  Sales of surveillance equipment were $99,462 in the six months ended April 30, 2005, and increase of 372% or $78,404 from the $21,058 sold during the six months ended April 30, 2004.  During the six months ended April 30, 2005, we continued to develop and expand the line of products we offer to clients in order to fulfill their surveillance system needs.

Fee Income.  Fee income increased by $2,739 to $324,113 for the six months ended April 30, 2005, as compared to $321,374, approximately a 1% increase.  Improvements in our integrated ATM services that offer a suite of ATM management services from ATM deployment to transaction processing resulted in an increase in the revenue flow from those machines and terminals.  Our continuing long-term marketing strategy is to generate recurring fee income by placing machines in active locations with long-term contracts and to pursue acquisitions of competitive ATM assets.

	Six Month Period Ended
	04/30/2005	04/30/2004	Increase
			(Decrease)
Cost of sales:
Machines and terminals	$56,212	$50,997	$5,215
Surveillance equipment	59,055	48,133	10,922
Total Cost of Sales	$115,267	$99,130	$16,137
Gross Profit (Loss):
Machines and terminals – amount	$(18,146)	$13,845	$(31,991)
Machines and terminals - percentage	(48%)	21%	(69%)
Surveillance equipment – amount	40,407	(27,075)	67,482
Surveillance equipment - percentage	41%	-	41%

Cost of Sales and Gross Profit.  The cost of sales increased by $16,137 to $115,267 for the six months ended April 30, 2005, as compared to $99,130 for the six months ended April 30, 2004, approximately a 16% increase.  This increase in cost of sales is due primarily to our decision to sell select ATM terminals at below cost in order to compete in the sales environment and generate recurring fee income.  We also experienced an increase in our overall cost of sales due to the costs associated with the security equipment.  The gross profit for the six months ended April 30, 2005 increased by $41,540 to $357,257 as compared to $315,717 for the six months ended April 30, 2004.  This increase is attributable to the expansion of our surveillance equipment the Company is offering as well as the continued growth in our recurring ATM fee revenue.

Write Off of Obsolete Inventory.  The need to write off inventory arose in six months ended April 30, 2005 and amounted to $1,825 as a result of improved technologies and changing equipment which made certain parts obsolete.  For similar reasons we write-off of obsolete inventory during the six months ended April 30, 2004 in the amount of $4,812.  As technologies continue to improve and customers demand equipment changes, we may need to write-off additional inventory in the future.

Consulting and legal fees, paid with common stock and options to purchase common stock.  During the six months ended April 30, 2005, we issued 2,020,000 shares of common stock and options to purchase   150,000 shares of common stock to various consultants in consideration for service agreements. The amortized portion of these issuances was $266,768 for the six months ended April 30, 2005.

Employee bonuses paid with common stock.  During the six months ended April 30, 2005, we issued 237,500 shares of common stock valued at $80,750 to employees for their 2004 Christmas bonuses.

Directors’ fees paid with common stock and preferred stock.  During the six months ended April 30, 2005, we issued 240,000 shares of common stock valued at $60,000, 24,500 shares of preferred “A” stock valued at $490,000 and 1,000 shares of preferred “B” stock valued at $1,000 to our Board of Directors in payment of directors’ fees, for an aggregate total of $551,000 in expense.

	Six Month Period Ended
	04/30/2005	04/30/2004	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$47,238	$59,089	$(11,851)
Advertising	21,692	16,099	5,593
Agent, distributor and investor sales and residual fees	14,542	31,399	(16,857)
Bad debt	25,157	8,464	16,693
Depreciation	10,401	14,150	(3,749)
Office expense	33,789	8,756	25,033
Office rent	14,659	8,000	6,659
Salaries and wages	197,350	113,502	83,848
Sales contract fees	-	41,076	(41,076)
Sales management	31,129	18,495	12,634
Sales tax input expense	7,171	11,195	(4,024)
Travel	20,216	5,037	15,179
Vault cash usage fees	5,694	5,384	310
Other selling, general and administrative expenses	47,056	31,745	15,311
Total Selling, general and administrative expenses	$476,094	$372,391	$103,703

Selling, General and Administration Expenses.  Selling, general and administrative expenses increased by $103,703 to $476,094 for the six months ended April 30, 2005, as compared to $372,391 for the six months ended April 30, 2004, approximately a 28% increase. Several factors contributed to this increase.  Our advertising and travel increased $5,593 and $15,179, or 35% and 301%, respectively, due to our efforts to expand into the surveillance and security markets.  Our bad debts increased $16,693 or 197% as we expanded into the surveillance markets and began relations with new customers.  Our office expense, rent and salaries and wages increased $25,033, $6,659 and $83,848 due to our surveillance operations.  Our sales management increased $12,634 as a result of increased sales. Offsetting these increases was a decrease in our accounting, legal and professional services of $11,851 as we work to improve our internal controls and reduce to need for outside professionals. Our agent, distributor and investor sales and residual fees decreased by $16,857 as our sales of ATM machines decreased.  Our sales contract fees decreased $41,076 as we work to rely more on our internal sales force.   Our other selling, general and administrative expenses increased $15,311 to $47,056 mainly due to administrative costs associated with the expansion efforts.

Interest Expense.  Interest expense increased by a nominal $329 in the six months ended April 30, 2005, to $625, as compared to $296 in the six months ended April 30, 2004.

 (Loss)From Continuing Operations Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $1,036,730 for the six months ended April 30, 2005 compared to $63,717 for the six months ended April 30, 2004.  The increase in net loss was primarily the result of non-cash stock compensation payments to consultants, employees and directors made during the six months ended April 30, 2005.

Corporation Income Taxes.  Corporation income tax for the six months ended April 30, 2005 and 2004 was $-0-.  No income tax expense was due for the six months ended April 30, 2005 due to the availability of net operating loss carryforward and current period losses.

Income (Loss) From Discontinued Operations.  During the six months ended April 30, 2005 and 2004 we experienced a loss from discontinued operations in the amount of $131,675 as compared to net income of $6,382 during the six months ended April 30, 2004.  Interglobe Investigation Services, Inc., our wholly-owned subsidiary and our investigations service segment was sold and operations were discontinued on March 15, 2005.

Three months ended April 30, 2005 compared to three months ended April 30, 2004.

	Three Month Period Ended
	04/30/2005	04/30/2004	Increase
			(Decrease)
Revenues:
Machines and terminals	$16,818	$50,025	$(33,207)
Surveillance equipment	42,983	3,933	39,050
Fees	157,698	169,904	(12,206)
Other revenue	6,075	5,405	670
Total Revenue	$223,574	$229,267	$(5,693)

Revenues.  Revenues from operations for the three months ended April 30, 2005 were $223,574 as compared to revenues of $229,267 for the three months ended April 30, 2004, an decrease of $5,693 or approximately 2%.  The changes in revenues are summarized as follows:

Sales of Machines and Terminals.  Sales of machines and terminals decreased by $33,207 to $16,818 for the three months ended April 30, 2005, as compared to $50,025 for the three months ended April 30, 2004, approximately a 66% increase.  During the three months ended April 30, 2005, we continued to sell terminals from stock at below cost in an effort to  compete in the sales environment.  We also sold terminals below cost in order to place machines in active locations with long-term contracts and resulting generation of recurring fee income.    Our overall focus is still to strategically market our ATM terminals and surveillance systems in order to capture additional locations and to identify and negotiate ATM asset acquisitions with potential acquisition candidates.

CS Surveillance Systems.  Sales of surveillance equipment were $42,983 in the three months ended April 30, 2005, and increase of 993% or $39,050 from the $3,933 sold during the three months ended April 30, 2004.  During the three months ended April 30, 2005, we continued to develop and expand the line of products we offer to clients in order to fulfill their surveillance system needs.

Fee Income.  Fee income decreased by $12,206 to $157,698 for the three months ended April 30, 2005, as compared to $169,904, approximately a 7% decrease.  Our continuing long-term marketing strategy is to generate recurring fee income by placing machines in active locations with long-term contracts and to pursue acquisitions of competitive ATM assets.

	Three Month Period Ended
	04/30/2005	04/30/2004	Increase
			(Decrease)
Cost of sales:
Machines and terminals	$24,224	$28,464	$(4,240)
Surveillance equipment	30,015	33,937	(3,922)
Total Cost of Sales	$54,239	$62,401	$(8,162)
Gross Profit (Loss):
Machines and terminals – amount	$(7,406)	$21,561	$(28,967)
Machines and terminals - percentage	(44%)	43%	(87%)
Surveillance equipment – amount	12,968	(30,004)	42,972
Surveillance equipment - percentage	30%	-	30%

Cost of Sales and Gross Profit.  The cost of sales decreased by $8,162 to $54,239 for the three months ended April 30, 2005, as compared to $62,401 for the three months ended April 30, 2004, approximately a 13% decrease.  This decrease in cost of sales is due primarily to our decreased sales during the current period.  We also experienced an increase in our overall cost of sales due to the costs associated with the security investigations division.  The gross profit for the three months ended April 30, 2005 increased by $2,469 to $169,335 as compared to $166,866 for the three months ended April 30, 2004.  This increase is attributable to the expansion of our surveillance equipment the Company is offering as well as the continued growth in our recurring ATM fee revenue.

	Three Month Period Ended
	04/30/2005	04/30/2004	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$28,839	$29,003	$(164)
Advertising	12,063	11,516	547
Agent, distributor and investor sales and residual fees	5,483	19,696	(14,213)
Bad debt	8,781	2,305	6,476
Depreciation	4,226	6,879	(2,653)
Office expense	15,280	(6,783)	22,063
Office rent	6,775	4,090	2,685
Salaries and wages	77,870	53,680	24,190
Sales contract fees	-	34,958	(34,958)
Sales management	12,154	2,874	9,280
G.S.T. input tax expense	3,098	9,058	(5,960)
Travel	12,537	-	12,537
Vault cash usage fees	2,814	2,630	184
Other selling, general and administrative expenses	22,787	18,600	4,187
Total Selling, general and administrative expenses	$212,707	$188,506	$24,201

Selling, General and Administration Expenses.  Selling, general and administrative expenses increased by $24,201 to $212,707 for the three months ended April 30, 2005, as compared to $188,506 for the three months ended April 30, 2004, approximately a 13% increase. Several factors contributed to this increase.  Our travel increased $12,537, or 100%, due to our efforts to expand into the surveillance and security markets.  Our bad debts increased $6,476 or 281% as we expanded into the surveillance markets and began relations with new customers.  Our office expense, rent and salaries and wages increased $22,063, $2,685 and $24,190 due to our expansion into the surveillance and security investigations markets.  Our sales management increased $9,280 as a result of increased sales. Offsetting these increases was a decrease in our agent, distributor and investor sales and residual fees of $14,213 as our sales of ATM machines decreased.  And our sales contract fees decreased $34,958 as we work to rely more on our internal sales force.   Our other selling, general and administrative expenses increased $4,187 to $22,787 mainly due to administrative costs associated with the expansion efforts.

Interest Expense.  Interest expense increased by a nominal $276 in the three months ended April 30, 2005, to $362, as compared to $86 in the three months ended April 30, 2004.

 (Loss)From Continuing Operations Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $212,456 for the three months ended April 30, 2005 compared to $26,518 for the three months ended April 30, 2004.  The increase in net loss was primarily the result of non-cash stock compensation payments to consultants amortized during the three months ended April 30, 2005.

Corporation Income Taxes.  Corporation income tax for the three months ended April 30, 2005 and 2004 was $-0-.  No income tax expense was due for the three months ended April 30, 2005 due to the availability of net operating loss carryforward and current period losses.

Income (Loss) From Discontinued Operations.  We had a net loss from discontinued operations of $174,044 for the three months ended April 30, 2005 compared to net income of $12,091 for the three months ended April 30, 2004.  Intercash POS Systems, Ltd., our wholly-owned subsidiary was sold on September 1, 2004 and Interglobe Investigation Services, Inc., our wholly-owned subsidiary was sold on March 15, 2005.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the six months ended April 30, 2005, the average exchange rate was 1.22072 United States dollars to Canadian dollars.  This is a 8% decrease from the six months ended April 30, 2004 in which the average exchange rate was 1.31979 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have nominal fixed expenses such as an annual lease payment of approximately $20,000 (Canadian) per year.

Working capital is summarized and compared as follows:

         April 30,

2005

2004

Current assets

$

 285,895

$

 322,124

Current liabilities

79,467

67,110

Working capital

$

 206,428

$

 255,014

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

Our net cash used by operations was $123,055 for the six months ended April 30, 2005 as compared to net cash provided of $26,956 for the six months ended April 30, 2004.  The $150,011 increase in cash used was primarily the result of a $973,013 increase in our net loss from continuing operations offset by the $898,518 non-cash stock compensation paid for directors’ fees, consulting and legal fees and employee bonuses for the six months ended April 30, 2005.  We also used cash to fund the increase in our prepaid expenses and deposits and customer deposits in the amounts of $10,766 and $8,312, respectively, during the six months ended April 30, 2005 along with the decrease in accounts payable and accrued expenses in the amount of $76,343 and G.S.T. and P.S.T. payable in the amount of $3,095.  Our uses of cash were offset by the reduction of accounts and other receivables in the amount of $16,539 and inventories in the amount of $28,982.

Our net cash used from investing activities was $60,623 for the six months ended April 30, 2005 as compared to $9,274 for the six months ended April 30, 2004.  We used $52,500 to fund a loan receivable from SMSMobility whom we entered into a Technology Joint Venture Agreement with on January 21, 2005.  The loan bears interest at 12% per annum and is due in six months.  We also used $7,502 and $9,274 to purchase property and equipment during the six months ended April 30, 2005 and 2004, respectively.

Our net cash used from financing activities was $3,379 during the six months ended April 30, 2005 as compared to $17,955 for the six months ended April 30, 2004.  We used the cash to repay notes payable in the amounts of $2,148 and $16,694, and repay capital leases in the amounts of $1,231 and $1,261 during the six months ended April 30, 2005 and 2004, respectively.

Our only term debt consists of a vehicle loan and a capital lease totaling approximately $9,756, of which $6,153 is long-term.  Our term debt matures at various periods through 2008 and bears interest of approximately eight percent.  We believe, but can provide no assurance, that we have available resources, both commercial and private, should we need additional capital to fund our cash flows from operations or investing activities.

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

•

Our ongoing reporting obligations as a public company have resulted and may continue to result in ongoing operating losses.

•

We have increased our reliance on sales of our new surveillance products to reach profitability, and to date this product has not been accepted by the market and there is no assurance that it will be accepted by the market.

•

We are selling fewer ATM terminals, which are resulting in a decline in revenues from these sources, and are instead focusing on enhancing fee revenue and sales of our new surveillance products.

•

If we have to comply with any new government regulations, or if old government regulations are reenacted, we may not be able to comply with them or we may have to spend large amounts of resources to meet these new regulations, which we may not have the resources to do, and which may result in a loss of revenue and reduced profitability.

•

Our need for additional financing is uncertain, as is our ability to acquire further financing if required.

•

Because several of our competitors are much larger than we are, we may not be able to compete effectively and gain additional market share, and we face additional competition as banks have recently been re-entering the market to place ATMs at non-banking locations.

•

We depend on key management personnel and the loss of any of them would seriously disrupt our operations.

•

Our operations are not diversified and we will not have the benefit of reducing our financial risks by relying on other revenues.

•

We depend on the revenues generated by our wholly-owned subsidiaries, Security Bancorp Inc. and Interglobe Investigation Services Inc. Should they fail to continue producing revenues to fund our operations, we would have to seek alternative methods of financing such as selling our stock or borrowing money.

•

There is a limited market for our common stock.

•

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

PART II - OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits:

10.15(1) Share Exchange Agreement between the Registrant and Already Checked, Inc., dated March 15, 2005

Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32

Section 1350 Certifications

(b)

Reports on Form 8-K:

On April 4, 2005, the Company filed a Current Report on Form 8-K announcing the Company's sale of Interglobe Investigation Services, Inc.

_______________________________________

(1)   Incorporated by reference from the Company's Form 8-K, filed with the SEC on April 4, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 20, 2005

MONEYFLOW SYSTEMS INTERNATIONAL INC., a Nevada corporation

By:  /s/ Harold F. Schultz

Harold F. Schultz, President, CEO, Director, Chairman of the Board, CFO and Chief Accounting Officer