Form 10QSB
period 2005-07-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2005-09-12
CIK 1159464

NT 10-Q 3 moneyflow.htm

NT 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 12b-25

Notification of Late Filing

Commission File Number 333-74928

NOTIFICATION OF LATE FILING

(Check One): [ ] Form 10-KSB [ ] Form 11-K [ ] Form 20-F [X] Form 10-QSB [ ] Form N-SAR

For Period Ended: July 31, 2005

[  ] Transition Report on Form 10-K

[  ] Transition Report on Form 20-F

[  ] Transition Report on Form 11-K

[  ] Transition Report on Form 10-Q

[  ] Transition Report on Form N-SAR

For the Transition Period Ended:

READ ATTACHED INSTRUCTION SHEET BEFORE PREPARING FORM.  PLEASE PRINT OR TYPE.

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:

PART I - REGISTRANT INFORMATION

MONEYFLOW SYSTEMS INTERNATIONAL INC.

Full name of registrant

___________________________________________

Former name if applicable

Suite N, 7003 - Fifth Street SE

Address of principal executive office (Street and Number)

Calgary, Alberta T2H 2G2

City, state and zip code

PART II - RULE 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

(a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X]

(b) The subject annual report, semi-annual report, transition report on Form 10-K, 20-F, 11-K, or Form N-SAR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

(c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III - NARRATIVE

State below in reasonable detail the reasons why Form 10-K, 11-K, 20-F, 10-Q, N-SAR or the transition report or portion thereof, could not be filed within the prescribed time period. (Attach extra sheets if needed.)

The Registrant's Quarterly Report on Form 10-QSB for the period ended April 30, 2005 (the "Quarterly Report") could not be filed within the prescribed time period as the Registrant’s accountants have identified a portion of the financial statements that requires further review, which has delayed completion of the financial statements for the Quarterly Report

_________________________

PART IV - OTHER INFORMATION

(1)

            Name and telephone number of person to contact in regard to this notification

            Harold F. Schultz          (403)                    319-0236

            (Name)                         (Area Code)        (Telephone Number)

(2)

            Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

            [X] Yes   [  ] No

(3)

            Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

            [  ] Yes    [X] No

If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

MONEYFLOW SYSTEMS INTERNATIONAL INC.

(Name of Registrant as Specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date

September 12, 2005

                                                By /s/ Harold F. Schultz

                                                Harold F. Schultz, President