Form 10QSB
period 2005-09-21
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2005-09-22
CIK 1159464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2005

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

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of September 19, 2005
Common stock, $0.001 par value	7,216,203
The issuer is not using the Transitional Small Business Disclosure format.

MONEYFLOW SYSTEMS INTERNATIONAL INC.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

JULY 31, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 51,560
Accounts receivable, net of allowance for
doubtful accounts of $21,446	28,428
Inventories	159,093
Deposit on purchase of property and equipment	817
Prepaid expenses and other current assets	13,173
TOTAL CURRENT ASSETS	253,068

PROPERTY AND EQUIPMENT, Net
of accumulated depreciation	47,993

OTHER ASSETS:
Rent security deposit	2,557
Prepaid expense	16,011
Loan receivable, net of allowance for
doubtful account of $27,000	27,000

TOTAL OTHER ASSETS	45,568

TOTAL ASSETS	$ 346,629

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (CONTINUED)

JULY 31, 2005

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 74,695
G.S.T. and P.S.T. payable	5,936
Note payable, automobile, current portion	3,648
Capital lease payable, current portion	2,127
Total current liabilities	86,406

LONG-TERM LIABILITIES:
Note payable, automobile, long-term portion	5,473
Capital lease payable, long-term portion	2,489
Total long-term liabilities	7,962

STOCKHOLDERS' EQUITY:
Preferred “A” stock, par value $.001 per share;
Authorized, 5,000,000 shares;
Issued and outstanding, 24,500 shares	10
Preferred “B” stock, par value $.001 per share;
Authorized, 5,000,000 shares;
Issued and outstanding, 1,000 shares	1
Common stock, par value $.001 per share;
Authorized, 100,000,000 shares;
6,796,203 shares issued and 6,736,203 shares outstanding	6,796
Paid in capital in excess of par value of stock	2,643,270
Accumulated deficit	(2,279,595)
Deferred compensation	(155,085)
Accumulated other comprehensive income
(primarily cumulative translation adjustment)	45,864
261,26
Less cost of common stock in Treasury, 60,000 shares	(9,000)

TOTAL STOCKHOLDERS’ EQUITY	252,261

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 346,629

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2005 AND 2004

(UNAUDITED)

	Three Months Ended July 31		Nine Months Ended July 31
	2005	2004	2005	2004
REVENUES:
Sales of machines and terminals	$ 12,531	$ 33,965	$ 50,597	$ 98,807
Sales of surveillance equipment	25,139	13,002	124,601	34,060
Fees	170,446	158,615	494,559	479,989
Other Revenue	3,384	2,180	14,267	9,753
Total Revenue	211,500	207,762	684,024	622,609

COST AND EXPENSES:
Cost of sales	39,775	56,569	155,041	155,699
Write-off of obsolete inventory	1,635	1,296	3,460	6,108
Amortization of consulting and legal fees,
paid with common stock
and options to purchase
common stock	108,951	0	375,720	0
Employee bonuses,
paid with common stock	0	0	80,750	0
Directors fees, paid with
common and preferred stock	0	0	551,000	0
Selling, general and
administrative expenses	172,994	172,032	649,088	544,423
Total cost and expenses	323,355	229,897	1,815,059	706,230

(LOSS) FROM OPERATIONS	(111,855)	(1,104,035)	(1,131,035)	(83,621)

OTHER INCOME (EXPENSE):
Interest expense	(335)	(402)	(960)	(698)
Interest income	1,500	0	4,000	7
(Loss) on sale of subsidiaries	0	0	(16,407)	0
Gain (loss) on disposition of assets	17	48	(3,001)	(1,894)
Total other income (expense), net	1,182	(354)	(16,368)	(2,585)

(LOSS) FROM
CONTINUING OPERATIONS	(110,673)	(22,489)	(1,147,403)	(86,206)

INCOME (LOSS) FROM
DISCONTINUED OPERATIONS
(INCLUDING LOSS ON DISPOSAL
OF $170,657)	(362)	17,277	(132,037)	23,659

NET (LOSS)	$ (111,035)	$ (1,252,440)	$ (1,279,440)	$ (62,547)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2005 AND 2004

(UNAUDITED)

	Three Months Ended July 31		Nine Months Ended July 31
	2005	2004	2005	2004
NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED
CONTINUING OPERATIONS	$ (0.02)	$ (0.01)	$ (0.24)	$ (0.04)
DISCONTINUED OPERATIONS	$ (0.00)	$ 0.01	$ (0.03)	$ 0.01

NET LOSS	$ (0.02)	$ (0.00)	$ (0.27)	$ (0.03)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING
Basic and diluted	5,377,725	1,803,700	4,726,212	1,803,700

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2005 AND 2004

(UNAUDITED)

	Three Months Ended July 31		Nine Months Ended July 31
	2005	2004	2005	2004
NET LOSS	$ (111,035)	$ (5,212)	$ (1,279,440)	$ (62,547)

OTHER COMPREHENSIVE INCOME

FOREIGN CURRENCY
TRANSLATION ADJUSTMENT	332	8,774	6,937	(4,835)

NET COMPREHENSIVE (LOSS)	$ (110,703)	$ 3,562	$ (1,272,503)	$ (67,382)

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2005 AND 2004

(UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(1,147,403)	$ (86,206)
Adjustments to reconcile net (loss) to net
cash provided (used) by operating activities of
continuing operations:
Income (loss) from discontinued operations	(132,037)	23,659
Depreciation and inventory impairment	18,233	20,862
Provision for doubtful accounts	52,583	(19,476)
Loss on disposal of fixed asset	3,001	1,894
Loss on sale of subsidiary	174,355	0
Common and preferred stock issued for directors' fees	551,000	0
Amortization of common stock and options issued
for consulting and legal fees	375,719	0
Common stock issued for employees bonuses	80,750	0
Changes in operating assets and liabilities:
Accounts and other receivables	(422)	70,175
G.S.T. refund	0	3,654
Inventories	11,427	(10,854)
Prepaid expenses and deposits	(1,364)	11,522
Accounts payable and accrued expenses	(86,496)	(10,120)
Customer deposits	(8,312)	15,675
Deferred income	0	(2,275)
Corporate income taxes	0	(15,567)
G.S.T. and P.S.T. payable	(2,084)	(1,579)
Net cash provided (used) by operating activities	(111,050)	1,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable	(54,000)	0
Deposit on purchase of fixed assets	(817)	0
Proceeds from sales of fixed assets	173	0
Purchases of property and equipment	(6,793)	(9,139)
Net cash (used) by investing activities	(61,437)	(9,139)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable to stockholder	0	(12,223)
Repayment of note payable	(2,783)	(4,931)
Repayment of capital leases	(1,620)	(1,548)
Net cash (used) by financing activities	(4,403)	(18,702)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	6,937	(4,835)

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED JULY 31, 2005 AND 2004

(UNAUDITED)

	2005	2004
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	$ (169,953)	$ (31,312)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	221,513	77,356

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 51,560	$ 46,044

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:

Interest	$ 960	$ 697
Taxes	$ 0	$ 15,567

SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES

Directors' fees paid with issuance of common and preferred stock	$ 551,000	$ 0

Consulting and legal fees paid with the issuance of common stock
and options	$ 529,555	$ 0

Employee bonuses paid with the issuance of common stock	$ 80,750	$ 0

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2005

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented.  Operating results for the nine-months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ended October 31, 2005.  Accordingly, your attention is directed to the footnote disclosures found in the October 31, 2004 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

SBI is headquartered in Calgary, Canada and is in business to supply, install, maintain and manage Automated Teller Machines (ATM'S) and other Electronic Funds Transfer Devices and to provide transaction processing services for these devices.  The machines are placed on the premises of property owners and businesses for the purpose and convenience of dispensing cash and other services to the public.

Interglobe Ltd. (hereinafter referred to as ITL) began operating on March 16, 2005 and was  incorporated in Alberta, Canada on April 13, 2005. ITL is in business to supply, install and maintain surveillance equipment and is the successor to the surveillance operations.

Interglobe Investigation Services, Inc. (hereinafter referred to as IIS) was formed in 1994 in Vancouver, British Columbia, Canada.  The company is in business to provide security consulting services, loss prevention and forensic computing services. Interglobe Investigation Services, Inc. was sold on March 15, 2005.

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

Revenue Recognition Policy - The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable.  Sales are recorded net of sales discounts.  The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," (SAB 101).  Revenues are recorded as follows:

Revenue from the sale of Automated Teller Machines and Surveillance Systems is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery of the units to the customer and the acceptance and activation of the units by the customer.

Revenue from transaction and service fees are earned daily and are electronically transferred to the Company from the processors.

Revenue from investigation services provided was recognized when the earning process was complete which was generally considered to have occurred when the services were provided to the customer.

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

No employee stock options were issued through July 31, 2005. The Company estimated the fair value of each stock option to non-employees at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

Risk free interest rate

4.5%

Expected life

1 year

Expected volatility

214%

Dividend yield

 0.0

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the values determined by existing models are significant estimates.

Net Income (Loss) Per Share - The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted income (loss) per share.  Basic  income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB. No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….”  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of  “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. There was no material impact from adoption of this standard.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.”  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Recently Issued Accounting Standards Not Yet Adopted

In December 2004, the FASB issued SFAS No. 123, “Share Based Payment.”  This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  This statement requires all equity compensation to be recorded at fair value. The Company is still assessing the impact of this new standard.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provision. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company has no transactions that would be subject to SFAS 154.

Reclassifications – Certain 2004 amounts have been reclassified to conform to 2005 presentations.

2.

ACCOUNTS  RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts  receivable is comprised of the following:

Trade accounts receivable

$

49,871

Allowance for doubtful accounts

21,446

$

28,425

A summary of the allowance for doubtful accounts is as follows:

Balance, November 1, 2004

$

8,537

Increase to allowance

12,909

Balance July 31, 2005

$

21,446

3.

INVENTORIES

Inventories are comprised of the following:

Automated Teller Machines

$

72,551

Point of Sale Terminals

6,601

Surveillance Equipment

70,411

Counterfeit Detectors

194

Parts and supplies

9,336

Total inventories

$

159,093

4.

LOAN RECEIVABLE

On January 21, 2005, the Company entered into a Technology Joint Venture Agreement, (“Agreement”) with SMSMobility (formerly XOZ Entertainment S.A.).  In consideration of the Agreement, the Company advanced SMSMobility $50,000 in the form of a loan.  The loan bears interest at 12% per annum and is due in six months.  SMSMobility in turn issued the Company 8,600,000 fully paid and non-assessable common shares of SMSMobility.  The shares have no market value and therefore the Company recorded no value for the consideration. On July 21, 2005, when this loan became due, the Company began negotiations with SMSMobility to extend the agreement and resolve the payment due.  As a result of the delinquent payment, the Company reserved $27,000 of the balance as uncollectible.

5.

PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

  Furniture and fixtures

$

24,079

  Computer equipment

37,258

  Telephone equipment (Capital lease)

7,807

  Automobile

  17,837

    Total property and equipment

 86,981

    Less accumulated depreciation

38,988

  Property and equipment, net

$

47,993

6.

BUSINESS SEGMENTS

FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments.  The Company has three reportable segments:  Automated Teller Machines, Surveillance Service and Equipment and General Corporation Administration.  Management evaluates performance based upon the operating earnings after income taxes.

Summarized financial information concerning the Company's reportable segments is shown on the following table:

	Automated Teller Machines	Surveillance Service and Equipment	General Corporation Administration	Total
2005
Net revenues to external customers	$ 559,125	$ 124,899	$ 0	$ 684,024
Operating (loss)	(52,849)	(141,150)	(937,036)	(1,131,035)
Total assets	220,189	96,389	30,051	346,629
Depreciation and amortization	17,991	242	0	18,233
Capital expenditures	3,500	3,293	0	6,793
2004
Net revenues to external customers	$ 622,609	$ 0	$ 0	$ 622,609
Operating (loss)	(63,153)	0	(20,468)	(83,621)
Total assets	273,664	0	749	274,413
Depreciation and amortization	14,512	0	0	14,512
Capital expenditures	9,139	0	0	9,139

2004 amounts have been restated to segregate the results of discontinued operations.

7.

DISCONTINUED OPERATIONS

SFAS 144 requires that an entity restate prior year financial statements to disclose the results of subsequent discontinued operations.

Intercash POS Systems, Ltd., a wholly owned subsidiary of the Company that sold point of sale terminals and other electronic funds transfer devices, was sold and discontinued on September 1, 2004.  The July 31, 2004, statements of operations and cash flows were restated to segregate the income from discontinued operations from continuing operations.

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

8.

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

During the nine months ended July 31, 2005, the Company issued the following shares of common stock:

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

•

1,500,000 restricted shares valued at $300,000 were issued to the Company’s President, Hal Schultz, upon his conversion of 15,000 shares of Preferred “A” stock.  See Note 9.

9.

PREFERRED STOCK

On May 27, 2004, the Board of Directors authorized creation of 5,000,000 Preferred “A” stock with a par value of $0.001 per share and 5,000,000 Preferred “B” stock with a par value of $0.001 per share.

Preferred “A” stock carries the following preferences:

(a) Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company, the holders of Preferred “A” Series I shares will be entitled to receive, prior and in preference to any distribution of any assets or surplus funds to the holders of Common Stock, liquidation amounts equal to the sum of (i) the Original Issue Price ($.25 per share), plus (ii) all declared but unpaid dividends (the “Senior Preferential Amount”). After payment of the

Senior Preferential Amount, liquidation proceeds will be shared prorate by the holders of the Common Stock and the Preferred “A” Series I shares on an as converted basis.

(b) Voluntary Conversion. The holders of the Preferred A Series I shares will have, at the option of the holder, the right to convert one (1) share of Preferred A Series I shares stock, at any time, into one hundred (100) shares of Common Stock.

(c) Automatic Conversion. The Preferred “A” Series I shares will be converted automatically into Common Stock, at the applicable Conversion ratio, (i) upon the closing of an underwritten public offering of shares of the Common Stock of the Company in an offering of not less than $20,000,000 (prior to underwriting commissions and expenses), (ii) upon the closing of a Sale of the Company that is not deemed a dissolution under the liquidation preference provisions above, or (iii) in the event that the holders of a majority of the Preferred “A” Series I shares consent to the conversion into Common Stock.

(d) Anti-dilution Protection. The Conversion Price will be subject to proportional adjustment for stock splits, stock dividends, recapitalizations and the like. The Preferred “A” Series I shares also will be subject to adjustment to prevent dilution in the event that the Company issues additional equity securities (or warrants or rights to purchase Common Stock or securities convertible into Common Stock) at a purchase price less than the applicable Conversion Price. Such adjustment will be on a standard, broadbased weighted average basis. The Conversion Price will not be adjusted for issuances of equity securities upon the exercise or conversion of presently outstanding securities, or on the future issuance of stock options to employees, as approved by the Company’s Board of Directors and certain other strategic issuances.

(e) Consolidation, Merger, etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the Common Shares are exchanged for or changed into other shares or securities, cash and/or any other property, then in any such case the Preferred “A” Series I Shares shall at the same time be similarly exchanged or changed in an amount per share (subject to the provision for adjustment hereinafter set forth) equal to 100 times the aggregate amount of shares, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Shares is changed or exchanged. In the event the Corporation shall at any time declare or pay any dividend on Common Shares payable in Common Shares, or effect a subdivision or combination or consolidation of the outstanding Common Shares (by reclassification or otherwise than by payment of a dividend in Common Shares) into a greater or lesser number of Common Shares, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of Series “A” Preferred Shares shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of Common Shares outstanding immediately after such event and the denominator of which is the number of Common Shares that were outstanding immediately prior to such event.

(f) Dividends. No cash dividends may be declared on the Common Stock unless or until a like dividend in an amount equal to or greater than the dividend has been declared on the Preferred “A” Series I shares (dividends shall be compared on a Common Stock equivalent basis).

(g) Reacquired Shares. Any Preferred “A” Series I Shares purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and canceled promptly after the acquisition thereof. All such shares shall upon their cancellation, and upon the taking of any action required by applicable law, become authorized but unissued preferred shares and may be reissued as part of a new series of preferred shares to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein.

(h) Amendment. The Articles of Incorporation of the Corporation shall not be amended in any manner which would materially alter or change the powers, preferences or special rights of the Preferred “A” Series I Shares so as to affect them adversely without the affirmative vote of the holders of two-thirds or more of the outstanding Series “A” Preferred Shares voting together as a single class.

(i) Board Rights. So long as the Preferred “A” Series I shares Investors collectively hold at least 10,000 shares of Preferred “A” Series I shares, a representative of such group, selected by the Preferred “A” Series I shares Investors, shall be entitled to be elected to the Company’s Board of Directors.

Preferred “B” stock carries the following preferences:

(a) Voting rights. The holders of Preferred “B” Series I shares shall not be entitled to vote on any matters on which shareholders of common shares of the corporation shall be entitled to vote, with the express exception of the right of the holders of Preferred B Series I shares to have a representative of the holders elected to the Board of Directors as set out in paragraph (d) of this section.

(b) Reacquired Shares. Any Preferred “B” Series I Shares purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and canceled promptly after the acquisition thereof. All such shares shall upon their cancellation, and upon the taking of any action required by applicable law, become authorized but unissued preferred shares and may be reissued as part of a new series of preferred shares to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein.

(c) Amendment. The Articles of Incorporation of the Corporation shall not be amended in any manner which would materially alter or change the powers, preferences or special rights of the Preferred “B” Series I Shares so as to affect them adversely without the affirmative vote of the holders of two-thirds or more of the outstanding Series “B” Preferred Shares voting together as a single class.

(d) Board Rights. So long as the holders of Preferred “B” Series I shares collectively hold at least 1,000 shares of Preferred “B” Series I shares, a representative of such group, selected by the Preferred “B” Series I shares I shall be entitled to be elected to the Company’s Board of Directors.

During the nine months ended July 31, 2005, the Company issued the following shares of preferred “A” stock:

•

24,500 restricted shares valued at $490,000 were issued the Company Board of Director Members in payment of directors’ fees.  Included in this issuance are 15,000 restricted shares valued at $300,000 that were issued to the Company’s President, Hal Schultz, that were converted to 1,500,000 shares of common stock on July 26, 2005.  See Note 8.

During the nine months ended July 31, 2005, the Company issued the following shares of preferred “B” stock:

•

1,000 restricted shares valued at $1,000 were issued the Company’s President, Hal Schultz, in payment of directors’ fees.

10.

      TREASURY STOCK

On March 15, 2005, the Company agreed to accept 60,000 shares of its common stock as partial consideration for the sale of its wholly-owned subsidiary Interglobe Investigation Services, Inc. The shares had a fair market value of $9,000 on the date of the agreement.

11.

DEFERRED COMPENSATION

During the nine months ended July 31, 2005, the Company issued 2,020,000 shares of common stock to various consultants and attorneys in consideration  for service agreements. These agreements expire in nine to twelve months from the date of execution and the value of the stock compensation is being amortized straight-line over the life of the service agreement.

A summary of prepaid consulting and legal fees stock compensation is as follows:

Balance, November 1, 2004	$ 0
Common stock issued for service agreements	505,000
Cash payments for service agreements	1,250
Options to purchase common stock
issued for service agreements	24,555
530,805
Amortization of expired and used portions of
service agreements	375,720
Balance July 31, 2005	$ 155,085

12.

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

A summary of the option activity for the nine months ended July 31, 2005, pursuant to the terms of the plan is as follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at November 1, 2004	-	$ -
Granted (non-employees)	150,000	$ 0.40
Exercised	-	-
Cancelled and expired	-	-
Options outstanding at July 31, 2005	150,000	$ 0.40
150,000 shares are exercisable at July 31, 2005.
Information regarding stock options outstanding as of July 31, 2005 is as follows:
Price range	$ 0.40
Weighted average exercise price	$ 0.40
Weighted average remaining contractual life	0 years, 5 months
Options exercised
Price range	$ -
Shares	-
Weighted average exercise price	$ -

13.

SUBSEQUENT EVENT

On August 31, 2005, the Company issued 480,000 free trading shares valued $31,200 to the Company's attorney in consideration for services to be rendered.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Through its operating subsidiaries, Security Bancorp, Inc. ("SBI") and Interglobe Ltd. (“ITL”), MoneyFlow Systems International Inc. ("Moneyflow" or the "Company") supplies, installs, maintains and manages Automated Teller Machines ("ATMs") and provides transaction processing services for card holders using these devices.  The machines are placed on the premises of businesses for the purpose and convenience of dispensing cash and other services to the public and the merchant.  To date, Moneyflow has provided these services to approximately 470 locations in five Canadian provinces; however the number of locations being serviced has been reduced to approximately 200 as a result of the sale of Intercash POS Systems in 2004.  Our sales expenses to outside independent distributors have been virtually eliminated as a result of sales now being handled by corporate staff. Our terminals accept Visa, MasterCard, Interac, Maestro, Cirrus, Circuit and American Express (Canada).

In October of 2004 the Company acquired Interglobe Investigation Services, Inc. to expand the Company’s investigation services and video surveillance product line.  On March 15, 2005, Interglobe Investigation Services, Inc. was sold and the Company organized Interglobe Ltd., the successor for the Company’s surveillance operations.  The Company originally developed its own Remote Access Digital Video Recorder, which is the central feature of this surveillance system.  More recently additional Digital Video Recorders and new CCTV cameras have been added to round out the product line to provide surveillance systems capable of serving the smallest to the most sophisticated requirements.  Our capability now ranges from a simple one camera observation system to multiples of hundreds of cameras, together with the supporting viewing and recording capabilities.  The systems are being installed in retail, hospitality and other businesses, and in industrial and government facilities to provide remote access video surveillance to detect events, including cash and inventory shrinkage, security intrusions, theft, vandalism, and for general surveillance.  Users of the system may access digital camera images remotely from anywhere in the world via the Internet.

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

The comparative financial statements presented for the three and nine months ended July 31, 2004 have been restated to segregate the results of discontinued operations as the Company sold its wholly-owned subsidiaries Intercash POS Systems, Ltd. on September 1, 2004 and Interglobe Investigation Services, Inc. on March 15, 2005.

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

Revenue from the sale of Automated Teller Machines and Surveillance Systems is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery, activation and acceptance of the units by our customers.

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

The Company depreciates property and equipment as follows:

Financial statement reporting – straight line method as follows:

Furniture and fixtures

10 years

Computer equipment

5 years

Telephone equipment

5 years

Automobile

 5 years

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, “Accounting for Income Taxes.”  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

Shipping and Handling Costs

The Company's policy is to classify shipping and handling costs as part of cost of sales in the statement of operations.

Reclassifications

Certain 2004 amounts have been reclassified to conform to 2005 presentations.

SELECTED FINANCIAL INFORMATION - 2004 amounts have been restated to segregate the results of discontinued operations.

	Three Months Ended		Nine Months Ended
	07/31/2005	07/31/2004	07/31/2005	07/31/2004
Statement of Operations Data:
Total revenue	$ 211,500	$ 207,762	$ 684,024	$ 622,609
(Loss) from operations	(111,855)	(22,135)	(1,131,035)	(83,621)
(Loss) from continuing operations before corporation income taxes	(110,673)	(22,489)	(1,147,403)	(86,206)
Income (loss) from discontinued operations (including loss on disposal)	(362)	17,277	(132,037)	23,659
Net (loss)	$ (111,035)	$ (5,212)	$ (1,279,440)	$ (62,547)
Net (loss) per share continuing operations	$ (0.02)	$ (0.01)	$ (0.24)	$ (0.04)
Net (loss) per share discontinued operations	$ (0.00)	$ 0.01	$ (0.03)	$ 0.01
Balance Sheet Data:
Total assets	$ 346,629	$ 383,092	$ 346,629	$ 383,092
Total liabilities	$ 94,368	$ 83,489	$ 94,368	$ 83,489
Stockholders' equity	$ 252,261	$ 299,603	$ 252,261	$ 299,603

Results of Operations

Nine months ended July 31, 2005 compared to nine months ended July 31, 2004.

	Nine Month Period Ended
	07/31/2005	07/31/2004	Increase
			(Decrease)
Revenues:
Machines and terminals	$ 50,597	$ 98,807	$ (48,210)
Surveillance equipment	124,601	34,060	90,541
Fees	494,559	479,989	14,570
Other revenue	14,267	9,753	4,514
Total Revenues	$ 684,024	$ 622,609	$ 61,415

Revenues.  Revenues from operations for the nine months ended July 31, 2005 were $684,024 as compared to revenues of $622,609 for the nine months ended July 31, 2004, an increase of $61,415 or approximately 10%.  The changes in revenues are summarized as follows:

Sales of Machines and Terminals.  Sales of machines and terminals decreased by $48,210 to $50,597 for the nine months ended July 31, 2005, as compared to $98,807 for the nine months ended July 31, 2004, approximately a 49% decrease.  During the nine months ended July 31, 2005, we continued to sell terminals from stock at reduced prices in an effort to meet increasing competition, and to place machines in active locations with long-term contracts and therefore generate recurring fee income.  In addition, a portion of our efforts is being used to continue participation in the burgeoning surveillance business opportunity.  Our overall focus is still to strategically market our ATM terminals and surveillance systems in order to capture additional locations and to identify and negotiate ATM asset acquisitions with potential acquisition candidates.

CS Surveillance Systems.  Sales of surveillance equipment were $124,601 in the nine months ended July 31, 2005, an increase of 266% or $90,541 from the $34,060 sold during the nine months ended July 31, 2004.  During the nine months ended July 31, 2005, we continued to develop and expand the line of products we offer to clients in order to fulfill their surveillance system needs.

Fee Income.  Fee income increased by $14,570 to $494,559 for the nine months ended July 31, 2005, as compared to $479,989, approximately a 3% increase.  Improvements in our integrated ATM services that offer a suite of ATM management services from ATM deployment to transaction processing resulted in an increase in the revenue flow from those machines and terminals.  Our continuing long-term marketing strategy is to generate recurring fee income by placing machines in active locations with long-term contracts and to pursue acquisitions of competitive ATM assets.

	Nine Month Period Ended
	07/31/2005	07/31/2004	Increase
			(Decrease)
Cost of sales:
Machines and terminals	$ 77,364	$ 125,911	$ (48,547)
Surveillance equipment	77,677	29,788	47,889
Total Cost of Sales	$ 155,041	$ 155,699	$ (658)
Gross Profit (Loss):
Machines and terminals – amount	$ (26,768)	$ (27,104)	$ (336)
Machines and terminals - percentage	(53%)	(27%)	(26%)
Surveillance equipment – amount	46,924	4,272	42,652
Surveillance equipment - percentage	38%	13%	25%

Cost of Sales and Gross Profit.  The cost of sales decreased by $658 to $155,041 for the nine months ended July 31, 2005, as compared to $155,699 for the nine months ended July 31, 2004.  This decrease in cost of sales is due primarily to our decision to sell select ATM terminals on occasion at below cost in order to compete in the sales environment and generate recurring fee income offset by an increase in our overall cost of sales due to the costs associated with the security equipment.  The gross profit for the nine months ended July 31, 2005 increased by $62,073 to $528,983 as compared to $466,910 for the nine months ended July 31, 2004.  This increase is attributable to the expansion of our surveillance equipment the Company is offering as well as the continued growth in our recurring ATM fee revenue.

Write Off of Obsolete Inventory.  The need to write off inventory arose in the nine months ended July 31, 2005 and amounted to $3,460 as a result of improved technologies and changing equipment which made certain parts obsolete.  In particular, we wrote off the remaining POS inventory that we are holding for repairs and replacements.  For similar reasons we wrote-off obsolete inventory during the nine months ended July 31, 2004 in the amount of $6,108.  As technologies continue to improve and customers demand equipment changes, we may need to write off additional inventory in the future.

Consulting and legal fees, paid with common stock and options to purchase common stock.  During the nine months ended July 31, 2005, we issued 2,020,000 shares of common stock and options to purchase   150,000 shares of common stock to various consultants in consideration for service agreements. The amortized portion of these issuances was $375,719 for the nine months ended July 31, 2005.

Employee bonuses paid with common stock.  During the nine months ended July 31, 2005, we issued 237,500 shares of common stock valued at $80,750 to employees for their 2004 Christmas bonuses.

Directors’ fees paid with common stock and preferred stock.  During the nine months ended July 31, 2005, we issued 240,000 shares of common stock valued at $60,000, 24,500 shares of preferred “A” stock valued at $490,000 and 1,000 shares of preferred “B” stock valued at $1,000 to our Board of Directors in payment of directors’ fees, for an aggregate total of $551,000 in expense.

	Nine Month Period Ended
	07/31/2005	07/31/2004	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$ 55,911	$ 62,577	$ (6,666)
Advertising	52,283	18,273	6,995
Agent, distributor and investor sales and residual fees	21,643	36,342	(14,699)
Bad debt	52,583	801	51,782
Depreciation	18,233	14,512	3,721
Office expense	15,689	9,487	6,202
Office rent	16,403	12,858	3,545
Salaries and wages	241,920	171,251	70,669
Sales contract fees	0	58,760	(58,760)
Sales management	43,177	27,356	15,821
Sales tax input expense	11,652	14,354	(2,702)
Travel	23,322	17,304	6,018
Vault cash usage fees	10,327	8,486	1,841
Other selling, general and administrative expenses	112,960	92,062	20,898
Total selling, general and administrative expenses	$ 649,088	$ 544,423	$ 104,665

Selling, General and Administration Expenses.  Selling, general and administrative expenses increased by $104,665 to $649,088 for the nine months ended July 31, 2005, as compared to $544,423 for the nine months ended July 31, 2004, approximately a 14% increase. Several factors contributed to this increase.  Our advertising and travel increased $6,995 and $6,018, or 38% and 35%, respectively, due to our efforts to expand into the surveillance and security markets.  Our bad debts increased $51,782 as we expanded into new markets and began relations with new customers, specifically the customers related to the surveillance services and equipment and also due to our write down of the loan receivable with SMSMobility. Our office expense, rent and salaries and wages increased $6,202, $3,545 and $70,669 due to our surveillance operations. Our sales management increased $15,821 as a result of increased sales. Offsetting these increases was a decrease in our accounting, legal and professional services of $6,666 as we work to improve our internal controls and to reduce our need for outside professionals. Our agent, distributor and investor sales and residual fees decreased by $14,699 as our sales of ATM machines decreased.  Our sales contract fees decreased $58,760 as we work to rely more on our internal sales force.   Our other selling, general and administrative expenses increased $20,898 to $112,960 mainly due to administrative costs associated with the expansion efforts.

Interest Expense.  Interest expense increased by a nominal $262 in the nine months ended July 31, 2005, to $960, as compared to $698 in the nine months ended July 31, 2004.

Loss From Continuing Operations Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $1,147,403 for the nine months ended July 31, 2005 compared to $86,206 for the nine months ended July 31, 2004.  The increase in net loss was primarily the result of non-cash stock compensation payments to consultants, employees and directors made during the nine months ended July 31, 2005.

Corporation Income Taxes.  Corporation income tax for the nine months ended July 31, 2005 and 2004 was $-0-.  No income tax expense was due for the nine months ended July 31, 2005 due to the availability of net operating loss carry forward and current period losses.

Income (Loss) From Discontinued Operations.  During the nine months ended July 31, 2005 we experienced a loss from discontinued operations in the amount of $132,037 as compared to net income of $23,659 during the nine months ended July 31, 2004.  Interglobe Investigation Services, Inc., our wholly-owned subsidiary and our investigations service segment, was sold and operations were discontinued on March 15, 2005.

Three months ended July 31, 2005 compared to three months ended July 31, 2004.

	Three Month Period Ended
	07/31/2005	07/31/2004	Increase
			(Decrease)
Revenues:
Machines and terminals	$ 12,531	$ 33,965	$ (21,434)
Surveillance equipment	25,139	13,002	12,137
Fees	170,446	158,615	11,831
Other revenue	3,384	2,180	1,204
Total Revenues	$ 211,500	$ 207,762	$ 3,738

Revenues.  Revenues from operations for the three months ended July 31, 2005 were $211,500 as compared to revenues of $207,762 for the three months ended July 31, 2004, an increase of $3,738 or approximately 2%.  The changes in revenues are summarized as follows:

Sales of Machines and Terminals.  Sales of machines and terminals decreased by $21,434 to $12,531 for the three months ended July 31, 2005, as compared to $33,965 for the three months ended July 31, 2004, approximately a 63% decrease.  During the three months ended July 31, 2005, we continued to sell terminals from stock at below cost in an effort to compete in the sales environment.  We also sold terminals below cost in order to place machines in active locations with long-term contracts and resulting generation of recurring fee income.    Our overall focus is still to strategically market our ATM terminals and surveillance systems in order to capture additional locations and to identify and negotiate ATM asset acquisitions with potential acquisition candidates.

Surveillance Systems.  Sales of surveillance equipment were $25,139 in the three months ended July 31, 2005, an increase of 93% or $12,137 from the $13,002 sold during the three months ended July 31, 2004.  During the three months ended July 31, 2005, we continued to develop and expand the line of products we offer to clients in order to fulfill their surveillance system needs.

Fee Income.  Fee income increased by $11,831 to $170,446 for the three months ended July 31, 2005, as compared to $158,615, approximately a 7% increase.  Our continuing long-term marketing strategy is to generate recurring fee income by placing machines in active locations with long-term contracts and to pursue acquisitions of competitive ATM assets.

	Three Month Period Ended
	07/31/2005	07/31/2004	Increase
			(Decrease)
Cost of sales:
Machines and terminals	$ 21,153	$ 47,409	$ (26,256)
Surveillance equipment	18,622	9,160	9,462
Total Cost of Sales	$ 39,775	$ 56,569	$ (16,794)
Gross Profit (Loss):
Machines and terminals – amount	$(8,622)	$(13,444)	$4,822
Machines and terminals – percentage	(69%)	(40%)	(29%)
Surveillance equipment – amount	6,517	3,842	2,675
Surveillance equipment – percentage	26%	30%	(4%)

Cost of Sales and Gross Profit.  The cost of sales decreased by $16,794 to $39,775 for the three months ended July 31, 2005, as compared to $56,569 for the three months ended July 31, 2004, approximately a 30% decrease.  This decrease in cost of sales is due primarily to our decreased ATM sales during the current period.  We also experienced a decrease in our overall cost of sales due lower costs associated with the surveillance equipment division.  The gross profit for the three months ended July 31, 2005 increased by $20,532 to $171,725 as compared to $151,193 for the three months ended July 31, 2004.  This increase is attributable to the expansion of our surveillance equipment the Company is offering as well as the continued growth in our recurring ATM fee revenue.

	Three Month Period Ended
	07/31/2005	07/31/2004	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$ 8,673	$ 3,488	$ 5,185
Advertising	3,576	2,174	1,402
Agent, distributor and investor sales and residual fees	7,101	4,943	2,158
Bad debt	27,428	1,287	26,141
Depreciation	7,832	362	7,470
Office expense	2,608	731	1,877
Office rent	1,744	4,858	(3,114)
Salaries and wages	44,570	57,749	(13,179)
Sales contract fees	0	17,684	(17,684)
Sales management	12,048	8,861	3,187
G.S.T. input tax expense	4,481	3,159	1,322
Travel	3,106	12,267	(9,161)
Vault cash usage fees	4,633	3,102	1,531
Other selling, general and administrative expenses	45,194	51,367	(6,173)
Total selling, general and administrative expenses	$ 172,994	$ 172,032	$ 962

Selling, General and Administration Expenses.  Selling, general and administrative expenses increased by $962 to $172,994 for the three months ended July 31, 2005, as compared to $172,032 for the three months ended July 31, 2004.  Several factors contributed to this increase.  Our sales management increased $3,187 as a result of increased surveillance equipment sales and our bad debt expense increased $26,141 due to our write down of the loan receivable with SMSMobility. Offsetting these increases was a decrease in our sales contract fees of $17,684 as we work to rely more on our internal sales force.  We also decreased our travel expenses by $9,161 to $3,106 by limiting our travel and handling our expansion efforts locally or via telecommunications.   Our other selling, general and administrative expenses decreased $6,173 to $45,194 mainly due to administrative costs for this period.

Interest Expense.  Interest expense decreased by a nominal $67 in the three months ended July 31, 2005, to $335, as compared to $402 in the three months ended July 31, 2004.

Loss From Continuing Operations Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $110,673 for the three months ended July 31, 2005 compared to $22,489 for the three months ended July 31, 2004.  The increase in net loss was primarily the result of non-cash stock compensation payments to consultants amortized during the three months ended July 31, 2005.

Corporation Income Taxes.  Corporation income tax for the three months ended July 31, 2005 and 2004 was $-0-.  No income tax expense was due for the three months ended July 31, 2005 due to the availability of net operating loss carry forward and current period losses.

Income (Loss) From Discontinued Operations.  We had a net loss from discontinued operations of $362 for the three months ended July 31, 2005 compared to net income of $17,277 for the three months ended July 31, 2004.  Intercash POS Systems, Ltd., our wholly-owned subsidiary, was sold on September 1, 2004 and Interglobe Investigation Services, Inc., our wholly-owned subsidiary, was sold on March 15, 2005.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the nine months ended July 31, 2005, the average exchange rate was 1.2275 United States dollars to Canadian dollars.  This is an 8% decrease from the nine months ended July 31, 2004 in which the average exchange rate was 1.331 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have nominal fixed expenses such as an annual lease payment of approximately $20,000 (Canadian) per year.

Working capital is summarized and compared as follows:

July 31,

2005

2004

Current assets

$

253,068

$

329,806

Current liabilities

86,406

70,845

Working capital

$

166,662

$

258,961

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

Our net cash used by operations was $111,050 for the nine months ended July 31, 2005 as compared to net cash provided of $1,364 for the nine months ended July 31, 2004.  The $112,414 increase in cash used was primarily the result of a $1,034,197 increase in our net loss from continuing operations offset by the $1,007,469 non-cash stock compensation paid for directors’ fees, consulting and legal fees and employee bonuses for the nine months ended July 31, 2005.  We also used cash to fund the increase in our prepaid expenses and deposits and customer deposits in the amounts of $9,676 during the nine months ended July 31, 2005 along with the decrease in accounts payable and accrued expenses in the amount of $86,496 and G.S.T. and P.S.T. payable in the amount of $2,084.  Our uses of cash were offset by the reduction of inventories in the amount of $11,427.

Our net cash used from investing activities was $61,437 for the nine months ended July 31, 2005 as compared to $9,139 for the nine months ended July 31, 2004.  We used $54,000 to fund a loan receivable from SMS Mobility with whom we entered into a Technology Joint Venture Agreement on January 21, 2005.  The loan bears interest at 12% per annum and is due in six months.  We also used $6,793 and $9,139 to purchase property and equipment during the nine months ended July 31, 2005 and 2004, respectively.

Our net cash used from financing activities was $4,403 during the nine months ended July 31, 2005 as compared to $18,702 for the nine months ended July 31, 2004.  We used the cash to repay notes payable in the amounts of $2,783 and $17,154, and repay capital leases in the amounts of $1,620 and $1,548 during the nine months ended July 31, 2005 and 2004, respectively.

Our only term debt consists of a vehicle loan and a capital lease totaling approximately $13,737, of which $7,962 is long-term.  Our term debt matures at various periods through 2008 and bears interest of approximately eight percent.  We believe, but can provide no assurance, that we have available resources, both commercial and private, should we need additional capital to fund our cash flows from operations or investing activities.

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

•

We depend on the revenues generated by our wholly-owned subsidiaries, Security Bancorp Inc. and Interglobe Investigation Services Inc. Should they fail to continue producing revenues to fund our operations; we would have to seek alternative methods of financing such as selling our stock or borrowing money.

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

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 19, 2005

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

Date:  September 19, 2005

By:

/s/ Harold F. Schultz

Harold F. Schultz

Chief Executive Officer and Chief Financial Officer

Exhibit 32

Section 1350 Certification

Pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Moneyflow Systems International Inc., a Nevada corporation (the "Company"), hereby certifies that:

To my knowledge, the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended July 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  September 19, 2005

BY:

/s/ Harold F. Schultz

HAROLD F. SCHULTZ

CHIEF EXECUTIVE OFFICER

CHIEF FINANCIAL OFFICER