Form 10KSB
period 2005-10-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2006-02-14
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from              to

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated file ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The issuer's total net sales for the fiscal year ended October 31, 2005 were $888,662.

As of February 10, 2006, there were 7,216,203 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer.  As of February 10, 2006, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board, was approximately $210,500.

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

Since May, 1999, Security Bancorp has been successful in supplying, installing, maintaining and managing ATM machines which it places on the premises of property owners and businesses for the purpose and convenience of dispensing cash and other services.  As of February 10, 2006, Security Bancorp operates over 200 ATMs in five Canadian Provinces.  Security Bancorp is a member of the Automated Teller Machine Industry Association (ATMIA) which serves the industry in Canada and the United States.  Security Bancorp has placed ATMs in convenience stores, grocery stores, service stations, hotels, motels, hospitals, night clubs, casinos, restaurants, truck stores, airports and many other locations.  Security Bancorp's ATMs accept VISA, Mastercard, Interac, Maestro, Cirrus, Circuit and American Express (Canada).  Security Bancorp has a website located at http://www.cashstation.net.  Security Bancorp operates its ATMs under the trademark "CA$H STATION(R)."

In October 2004, MoneyFlow acquired Interglobe Investigation Services Inc. ("Interglobe"), organized on August 3, 1992 in British Columbia, pursuant to a share exchange agreement whereby MoneyFlow issued 500,000 shares of its common stock in exchange for 100% of the issued and outstanding shares of Interglobe, and Interglobe became a subsidiary of MoneyFlow.  Interglobe provides security consulting services and related products and services to companies and individuals, and also supplies and installs custom remote access digital surveillance systems.  Subsequent to the acquisition, during the second quarter of the fiscal year, MoneyFlow elected to divest itself of the physical surveillance part of the business.  MoneyFlow continues to operate its digital surveillance business under the name Interglobe Security.

Our ATM Business

While we intend to expand the focus of our business to include our new security products and services business, as provided by Interglobe and described in "New Focus on Security Products and Services" below, during fiscal year 2005 substantially all of our revenue was generated by our ATM business, which is described below.

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

Security Bancorp's customers pay a fee, or surcharge, for the use of its ATMs machines.  Part of the fee generated by these transactions is paid to Security Bancorp and part of the fee is paid to the owner of the machine.  DataWest charges a per transaction fee to Security Bancorp for each ATM transaction.  DataWest also charges Security Bancorp a one-time fee for each ATM terminal connected to DataWest's switch network.  Interac Association also collects a nominal fee per transaction from DataWest and its other members.

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

Our Approach to Sales, Service and Operations

Security Bancorp sells, services and operates ATMs in Canada.  Prior to the discontinuation of its operations in 2004, Intercash sold and operated Point-of-Sale machines.  Each time an ATM card, debit card or credit card is used in one of our machines, a fee is charged.  That fee is split between the owner of the machine, the owner of the location where the machine is located, and us.  Transaction fees accounted for approximately 74% of MoneyFlow's revenue during fiscal year 2005.  Sales of ATMs terminals generated most of the remainder of MoneyFlow's revenue during fiscal year 2005.

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

Typically, retail, food, hospitality and other businesses are interested in having an ATM on their premises for the convenience of their customers and to encourage spending on the premises.

As of February 10, 2006, Security Bancorp has placed and holds under management ATMs at over 200 locations across Canada, primarily in the provinces of Ontario, Alberta, Saskatchewan, British Columbia and Manitoba.  We are also building a presence in certain other targeted Canadian provinces.

During 2005, MoneyFlow used two suppliers for the ATMs it sold -Tranax Technologies and Greenlink Technologies.  One supplier, Tranax Technologies, accounted for most of MoneyFlow's product purchases in fiscal year 2005.  Management believes that MoneyFlow will be able to continue its relationship with these suppliers.  However, if MoneyFlow is not able to continue its relationship with one or more of these suppliers, management believes that financial transaction hardware and software is readily available from alternate suppliers.

All of MoneyFlow's ATM transactions are currently processed by DataWest.  However, Interac Association continues to add new members and management believes enough competition exists among Interac members to allow MoneyFlow to find an alternative provider to process its transactions if its contracts with DataWest are terminated or not renewed.

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

In January 2002, MoneyFlow entered into a new Connection Services Agreement with Open Solutions Inc. to facilitate ATM transactions.  This agreement's current term expires in 2007 and is renewable for successive two year terms.  Security Bancorp pays Open Solutions Inc; a fee for each transaction processed and also pays a one-time fee for each ATM terminal connected to Open Solution’s transaction processing network.

These agreements enable Security Bancorp to acquire, sell, service and manage ATM and related financial transactions.

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

Growth Strategy and Market Niche

MoneyFlow's plan is to capture immediate growth in the electronic financial transactions and security markets as follows:

Short Term Strategy

•

Continuing to research and develop new and better surveillance products.

•

Further improvement of security features on ATMs.

•

The immediate implementation of marketing efforts, and an increased focus on promotion, sale and installation of its Digital Surveillance Systems.

•

The pursuit of additional security consulting contracts through Interglobe.

•

The purchase, sale and placement of additional ATMs over the next 12 months.

•

To generate adequate working capital from operations and/or financing for growth.

Long Term Strategy

•

Acquisition of existing ATM networks owned by others.

•

To source potential merger/amalgamation candidates, identify and participate in joint ventures and strategic alliances with industry partners in both the financial transactions and security markets.

•

To engage in new product development through technology acquisition, strategic alliances and joint venture opportunities.

•

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

We currently have nine employees.

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

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MoneyFlow had 7,216,203 shares of common stock outstanding as of February 10, 2005.

Number of Shareholders

The number of beneficial shareholders of record of the Common Stock of the Company as of the close of business on February 10, 2006 was approximately 81.

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

Fiscal Period	Average Low	Average High
Fourth Quarter 2005	$.05	$.05
Third Quarter 2005	$.06	$.10
Second Quarter 2005	$.19	$29
First Quarter 2005	$.51	$.72
Fourth Quarter 2004	$0.33	$1.01
Third Quarter 2004	$0.50	$1.40
Second Quarter 2004	$1.10	$1.90
First Quarter 2004	$0.80	$1.60
Fourth Quarter 2003	$0.60	$2.50
Third Quarter 2003	$1.00	$3.60

Second Quarter 2003	$1.60	$10.10
First Quarter 2003	$1.00	$13.30

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Disclosure of Equity Compensation Plans

The Company maintains the 2004 Benefit Plan (the "Benefit Plan"), pursuant to which it may grant equity awards to eligible persons.  The Benefit Plan allows the Board of Directors to issue shares of MoneyFlow common stock or grant options to purchase shares of MoneyFlow common stock to employees, consultants and advisors of the Company or its subsidiaries.  As of February 10, 2006, no options had been granted or shares issued under the Benefit Plan.  Pursuant to the Company's previous plan, the 2002 Stock Option Plan, 537,500 shares of common stock were issued to the Company's directors and employees of Security Bancorp on December 10, 2004.  Subsequent to that date, the 2002 Stock Option Plan was discontinued and the Company maintains only the Benefit Plan as of the date of this filing.  The table below lists information on our equity compensation plans as of October 31, 2005.

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

Recent Sales of Unregistered Securities

During the fiscal years ended October 31, 2004 and October 31, 2005, the Company issued shares of common stock as follows:

•

40,000 shares of common stock were issued in exchange for $14,875 to Dianne Manzo, on July 13, 2004, as a private placement in reliance on the exemption from registration provided by § 4.2 of the Securities Act of 1933, as amended (the "Securities Act").

•

5,000 shares of common stock were issued to Carman Parente as payment of a finder's fee on July 13, 2004 in reliance on the exemption from registration provided by § 4.2 of the Securities Act.

•

500,000 shares of common stock were issued to the two shareholders of Interglobe and 150,000 shares of common stock were issued to Advanced Canadian Enterprises and Global Business Exchange Corp. as finders' fees on October 13, 2004 as part of the Company's acquisition of Interglobe, in reliance on the exemption from registration provided by § 4.2 of the Securities Act.

•

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

•

240,000 shares of common stock were issued to members of the Board as compensation for service on the Board on November 12, 2004 and 60,000 shares of Class A preferred stock on November 19, 2004, in reliance on the exemption from registration provided by § 4.2 of the Securities Act.

•

1,000 shares of class B preferred stock were issued to Hal Schultz, the Company's President, on November 15, 2004, as compensation, in reliance on the exemption from registration provided by § 4.2 of the Securities Act.

•

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

The comparative financial statements presented for the year ended October 31, 2004 have been restated to segregate the results of discontinued operations as the Company sold its wholly-owned subsidiaries Intercash POS Systems, Ltd. on September 1, 2004 and Interglobe Investigation Services, Inc. on March 15, 2005.

All material inter-company accounts and transactions have been eliminated.

Revenue Recognition Policy

The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales discounts.  The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition," (SAB 104).  Our revenues are recorded under the following categories:

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

Reclassifications

Certain 2004 amounts have been reclassified to conform to 2005 presentations.

SELECTED FINANCIAL INFORMATION - 2004 amounts have been reclassified to segregate the results of discontinued operations.

	Year Ended
	10/31/2005	10/31/2004
Statement of Operations Data:
Total revenue	$ 888,662	$ 851,918
(Loss) from operations	(1,315,656)	(251,099)

(Loss) from continuing operations before corporation income taxes	(1,319,640)	(254,940)
Income (loss) from discontinued operations (including loss on disposal)	(148,444)	119,234
Net (loss)	$ (1,468,084)	$ (135,706)
Net (loss) per share continuing operations	$ (0.25)	$ (0.13)
Net (loss) per share discontinued operations	$ (0.03)	$ 0.06
Balance Sheet Data:
Total assets	$ 294,403	$ 707,197
Total liabilities	$ 92,371	$ 179,654
Stockholders' equity	$ 202,032	$ 527,543

Results of Operations

Year ended October 31, 2005 compared to year ended October 31, 2004.

	Year Ended
	10/31/2005	10/31/2004	Increase
			(Decrease)
Revenues:
Machines and terminals	$ 82,653	$ 130,334	$ (47,681)
Surveillance equipment	136,862	60,813	76,049
Fees	651,046	649,111	1,935
Other revenue	18,101	11,660	6,441
Total Revenues	$ 888,662	$ 851,918	$ 36,744

Revenues.  Revenues from operations for the year ended October 31, 2005 were $888,662 as compared to revenues of $851,918 for the year ended October 31, 2004, an increase of $36,744 or approximately 4%.  The changes in revenues are summarized as follows:

Sales of Machines and Terminals.  Sales of machines and terminals decreased by $47,681 to $82,653 for the year ended October 31, 2005, as compared to $130,334 for the year ended October 31, 2004, approximately a 37% decrease.  During the year ended October 31, 2005, we continued to sell terminals from stock at reduced prices in an effort to meet increasing competition, and to place machines in active locations with long-term contracts and therefore generate recurring fee income.  In addition, a portion of our efforts is being used to continue participation in the burgeoning surveillance business opportunity.  Our overall focus is still to strategically market our ATM terminals and surveillance systems in order to capture additional locations and to identify and negotiate ATM asset acquisitions with potential acquisition candidates.

CS Surveillance Systems.  Sales of surveillance equipment were $136,862 in the year ended October 31, 2005, an increase of 125% or $76,049 from the $60,813 sold during the year ended October 31, 2004.  During the year ended October 31, 2005, we continued to develop and expand the line of products we offer to clients in order to fulfill their surveillance system needs.

Fee Income.  Fee income increased by $1,935 to $651,046 for the year ended October 31, 2005, as compared to $649,111.  Improvements in our integrated ATM services that offer a suite of ATM management services from ATM deployment to transaction processing resulted in an increase in the revenue flow from those machines and terminals.  Our continuing long-term marketing strategy is to generate recurring fee income by placing machines in active locations with long-term contracts and to pursue acquisitions of competitive ATM assets.

	Year Ended
	10/31/2005	10/31/2004	Increase
			(Decrease)
Cost of sales:
Machines and terminals	$ 118,847	$ 183,700	$ (64,853)
Surveillance equipment	81,037	48,487	32,550
Total Cost of Sales	$ 199,884	$ 232,187	$ (32,303)
Gross Profit (Loss):
Machines and terminals – amount	$ (36,194)	$ (53,366)	$ 17,172
Machines and terminals - percentage	(44%)	(41%)	(3%)
Surveillance equipment – amount	55,825	12,326	43,499
Surveillance equipment - percentage	41%	20%	21%

Cost of Sales and Gross Profit.  The cost of sales decreased by $64,853 to $118,847 for the year ended October 31, 2005, as compared to $183,700 for the year ended October 31, 2004.  This decrease in cost of sales is due primarily to our reduction of ATM terminals during the year ended October 31, 2005 as compared to the year ended October 31, 2005.  The gross profit for the year ended October 31, 2005 increased by $69,047 to $688,778 as compared to $619,731 for the year ended October 31, 2004.  This increase is attributable to the expansion of our surveillance equipment the Company is offering as well as the continued growth in our recurring ATM fee revenue.

Write Off of Obsolete Inventory.  The need to write off inventory arose in the year ended October 31, 2005 and amounted to $3,489 as a result of improved technologies and changing equipment which made certain parts obsolete.  In particular, we wrote off the remaining POS inventory that we are holding for repairs and replacements.  For similar reasons we wrote-off obsolete inventory during the year ended October 31, 2004 in the amount of $7,669.  As technologies continue to improve and customers demand equipment changes, we may need to write off additional inventory in the future.

Consulting and legal fees, paid with common stock and options to purchase common stock.  During the year ended October 31, 2005, we issued 2,020,000 shares of common stock and options to purchase   150,000 shares of common stock to various consultants in consideration for service agreements. The amortized portion of these issuances was $556,688 for the year ended October 31, 2005.

Employee bonuses paid with common stock.  During the year ended October 31, 2005, we issued 237,500 shares of common stock valued at $80,750 to employees for their 2004 Christmas bonuses.

Directors’ fees paid with common stock and preferred stock.  During the year ended October 31, 2005, we issued 240,000 shares of common stock valued at $60,000, 21,500 shares of preferred “A” stock valued at $430,000 and 1,000 shares of preferred “B” stock valued at $1,000 to our Board of Directors in payment of directors’ fees, for an aggregate total of $491,000 in expense.

	Year Ended
	10/31/2005	10/31/2004	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$ 186,623	$ 120,553	$ 66,070
Advertising	34,106	22,872	11,234

Agent, distributor and investor sales and residual fees	27,650	46,081	(18,431)
Bad debt	73,275	4,125	69,150
Depreciation	20,428	19,423	1,005
Office expense	25,537	22,580	2,957
Office rent	22,307	18,100	4,207
Salaries and wages	300,061	233,093	66,968
Sales contract fees	821	25,394	(24,573)
Sales management	55,852	82,177	(26,325)
Sales tax input expense	15,197	19,777	(4,580)
Travel	26,394	33,746	(7,352)
Vault cash usage fees	15,009	11,185	3,824
Other selling, general and administrative expenses	69,247	204,055	(134,808)
Total selling, general and administrative expenses	$ 872,507	$ 863,161	$ 9,346

Selling, General and Administration Expenses.  Selling, general and administrative expenses increased by $9,346 to $872,507 for the year ended October 31, 2005, as compared to $863,161 for the year ended October 31, 2004, approximately a 1% increase. Several factors contributed to this increase.  Our accounting, legal and professional fees increased $66,070 or 55% due to our disposal of business segments and increased reporting requirements.  Our advertising increased $11,234, or 49%, due to our efforts to expand into the surveillance and security markets.  Our bad debts increased $69,150 as we expanded into new markets and began relations with new customers, specifically the customers related to the surveillance services and equipment and also due to our write down of the loan receivable with SMSMobility in the amount of $54,000. Our office expense, rent and salaries and wages increased $2,957, $4,207 and $66,968 due to our surveillance operations. Offsetting these increases was a decrease in our agent, distributor and investor sales and residual fees of $18,431 as our sales of ATM machines decreased.  Our sales contract fees and sales management fees decreased $24,573 and $26,325 as we work to rely more on our internal sales force.   Our other selling, general and administrative expenses decreased $134,808 to $69,247 mainly due to our attempt to reduce miscellaneous administrative costs.

Interest Expense.  Interest expense increased by a nominal $52 in the year ended October 31, 2005, to $1,273, as compared to $1,221 in the year ended October 31, 2004.

Loss From Continuing Operations Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $1,319,640 for the year ended October 31, 2005 compared to $254,940 for the year ended October 31, 2004.  The increase in net loss was primarily the result of non-cash stock compensation payments to consultants, employees and directors made during the year ended October 31, 2005.

Corporation Income Taxes.  Corporation income tax for the year ended October 31, 2005 and 2004 was $-0-.  No income tax expense was due for the year ended October 31, 2005 due to the current period loss.

Income (Loss) From Discontinued Operations.  During the year ended October 31, 2005 we experienced a loss from discontinued operations in the amount of $148,444 as compared to net income of $119,234 during the year ended October 31, 2004.  Interglobe Investigation Services, Inc., our wholly-owned subsidiary and our investigations service segment, was sold and operations were discontinued on March 15, 2005.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the year ended October 31, 2005, the average exchange rate was 1.21751 United States dollars to Canadian dollars.  This is an 8% decrease from the year ended October 31, 2004 in which the average exchange rate was 1.31923 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have nominal fixed expenses such as an annual lease payment of approximately $20,000 (Canadian) per year.

Working capital is summarized and compared as follows:

	October 31,
	2005	2004
Current assets	$244,180	$466,570
Current liabilities	85,595	167,313
Working capital	$158,585	$299,257

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

Our net cash used by operations was $284,810 for the year ended October 31, 2005 as compared to net cash provided of $144,501 for the year ended October 31, 2004.  The $429,311increase in cash used was primarily the result of a $1,064,700 increase in our net loss from continuing operations offset by the $1,128,438 non-cash stock compensation paid for directors’ fees, consulting and legal fees and employee bonuses for the year ended October 31, 2005.  We also used cash to fund the increase in our prepaid expenses and deposits and customer deposits in the amounts of $11,444 during the year ended October 31, 2005 along with the decrease in accounts payable and accrued expenses in the amount of $68,615 and G.S.T. and P.S.T. payable in the amount of $4,996.  Our uses of cash were offset by the reduction of inventories and accounts receivable in the amount of $27,726 and $25,428, respectively.

Our net provided by investing activities was $114,366 for the year ended October 31, 2005 as compared to $12,710 used by investing activities for the year ended October 31, 2004.  We used $54,000 to fund a loan receivable from SMS Mobility with whom we entered into a Technology Joint Venture Agreement on January 21, 2005.  The loan bears interest at 12% per annum and was due in six months. The loan has not yet been collected, and the amount fully reserved.  During the year ended October 31, 2005, we disposed of $183,355 of goodwill in connection with the sale of Interglobe.  We also used $14,989 and $17,175 to purchase property and equipment during the year ended October 31, 2005 and 2004, respectively.  During the year ended October 31, 2004 we purchased $4,465 cash during the acquisition of Interglobe Investigation Services.

Our net cash used from financing activities was $14,359 during the year ended October 31, 2005 as compared to $3,647 for the year ended October 31, 2004.  We used $9,000 to fund the acquisition of treasury stock.  We used the cash to repay notes payable in the amounts of $3,369 and $4,780, and repay capital leases in the amounts of $1,990 and $1,519 during the years ended October 31, 2005 and 2004, respectively. During the year ended October 31, 2004 we also received $14,875 from the sale of common stock and repaid $12,223 of a note payable to stockholder.

Our only term debt consists of a vehicle loan and a capital lease totaling approximately $12,781, of which $6,776 is long-term.  Our term debt matures at various periods through 2008 and bears interest of approximately eight percent.  We believe, but can provide no assurance, that we have available resources, both commercial and private, should we need additional capital to fund our cash flows from operations or investing activities.

Other than as disclosed herein the Company is not party to any financial arrangements or obligations.

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

•

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

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

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of our directors and executive officers, their ages, and certain other information about them are set forth below:

Name	Age	Position	Term Began
Harold F. Schultz	74	Chairman of the Board, President, CEO, CFO	April, 2001
Douglas A. McDougall	57	Director	July, 2003
Darwyn Ross	43	Director	July, 2004

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

ITEM 10.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US $)	Bonus (US $)	Other Annual Compensation (US $)	Restricted Stock Awards (US $)	Securities Underlying Options (#)	LTIP Payouts
Harold Schultz (President, CEO & CFO)	2002	38,800	0	0	0	0	0
	2003	41,577	0	0	0	0	0
	2004	0	0	0	15,000	0	0
	2005	49,800	0	0	10,000	0	0

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There were 7,216,203 common shares outstanding as of February 10, 2006.  The following tabulates holdings of shares of MoneyFlow by each person who, subject to the above, as of February 10, 2006, holds of record or is known by Management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of MoneyFlow individually and as a group.

SHARE OWNERSHIP AS OF FEBRUARY 8, 2006
Name and Address of Beneficial Owner (1)	Amount of Common Shares Owned	Percent of Common Shares Owned

Harold F. Schultz (2) (3)	2,052,670	28.4%
Suite N - 7003 5th Street SE
Calgary, Alberta T2H 2G2

Douglas A. McDougall (2) (4)	219,900	4.2%
916 Rideau Road, SW
Calgary, Alberta T2S 0R6

Darwyn Ross (2)	110,000	2.1%
Suite N - 7003 5th Street SE
Calgary, Alberta T2H 2G2

Dale Tingley	497,200	9.4%
Suite N - 7003 5th Street SE
Calgary, Alberta T2H 2G2

All Officers and Directors as a group (3 persons)	2,382,570	34.74%

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since inception, MoneyFlow through its wholly owned subsidiary, Security Bancorp Inc., has had an arrangement with Advance Contracting Services Ltd., whose sole shareholder, officer and director is Harold F. Schultz, President of MoneyFlow.  As part of this arrangement, Security Bancorp pays a monthly management fee to Advance in the amount of CDN$5,000 (approximately US$4,450) for Mr. Schultz's services to Security Bancorp.  No written agreement has been entered into and this arrangement is terminable at will.

ITEM 13.

EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)

The following documents are filed as part of this report:

		Page Number
1.	Financial Statements:
	Reports of Registered Public Accounting Firms	27
	Consolidated Balance Sheets at October 31, 2004 and October 31, 2005	28
	Consolidated Statements of Operations for each of the two years
	ended October 31, 2004 and October 31, 2005	30
	Consolidated Statements of Comprehensive (Loss) for each of the two years
	ended October 31, 2004 and October 31, 2005	32

Consolidated Statements of Stockholders Equity for each of the two years
ended October 31, 2004 and October 31, 2005	33
Consolidated Statements of Cash Flows for each of the two years
ended October 31, 2004 and October 31, 2005	34
Notes to Consolidated Financial Statements	36
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

On March 1, 2005, the Company filed a Current Report on Form 8-K disclosing the change of independent auditor.

On March 24, 2005, the Company filed a Current Report on Form 8-K disclosing the sale of Interglobe Investigative Services Inc.

On September 13, 2005, the company filed a Current Report on Form 8-K disclosing the cancellation of 45,500 Preferred A shares previously issued and the conversion of 15,000 Preferred A shares resulting in the unregistered issuance of 1,500,000 common shares.

On September 22, 2005, the Company filed a Current Report on Form 8-K announcing the rescheduling of the Annual and Special Shareholders meeting.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Hein & Associates, LLP and Farber and Hass, L.L.P. for the audit of the Company's annual consolidated financial statements for fiscal 2005 and 2004, and fees billed for other services rendered byHein & Associates, LLP and Farber and Hass, L.L.P.

	2005	2004

Audit Fees	$36,500	$38,000
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$36,500	$38,000

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

Date:  February 10, 2006

By:  _/s/ Harold F. Schultz________________________

Harold F. Schultz

Chairman of the Board, President, Chief Financial

Officer and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Harold F. Schultz Harold F. Schultz	Chairman of the Board, President, Chief Financial Officer and Chief Executive Officer	February 10, 2006
/s/ Darwyn Ross Darwyn Ross	Director	February 10, 2006
/s/ Douglas Alec McDougall Douglas Alec McDougall	Director	February 10, 2006

EXHIBIT INDEX

Exhibit No.	Description
2.1[1]	Acquisition Agreement dated as of July 15, 2001 between MoneyFlow Systems International Inc. and Security Bancorp Inc.
3.1[1]	Articles of Incorporation
3.2[1]	Bylaws
3.3[5]	Certificate of Amendment, dated July 15, 2004
4.3[4]	2002 Stock Option Plan, dated July 31, 2002
4.4[8] 10.1[2]	2004 Benefit Plan, dated July 24, 2004 Connection Services Agreement dated December 20, 2001 with TCS Canada, Ltd.
10.2[2]	Agreement for Credit Card Processing Services dated November 15, 2001 with TCS Canada, Ltd.
10.5[2]	Letter Agreement dated July 26, 2001 with Hypercom Canada, Ltd., as amended and assumed by Letter Agreement dated February 7, 2003 with Rycom, Inc.
10.9[3]	Letter Agreement dated January 17, 2003 with 1st SB Partners Ltd.
10.10[4]	Director's Loan dated February 24, 2003
10.11[6]	Agreement for the Purchase and Sale of Assets dated August 31, 2004 between Intercash POS Systems Inc. and BP Financial Corp.
10.12[7]	Share Exchange Agreement dated October 28, 2004 among MoneyFlow Systems International Inc., Interglobe Investigation Services Inc. and the shareholders of Interglobe Investigation Services Inc.
21.1[9]	Subsidiaries of the Company.
24.1[7]	Power of Attorney (see signature page of the Annual Report on Form 10-KSB).
31[9]	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32[9]	Section 1350 Certification
99.1[9]	Consent of Independent Registered Public Accounting Firm

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

5.  Incorporated by reference from the Company's Form 10-QSB, filed with the SEC on September 14, 2004.

6.   Incorporated by reference from the Company's Form 8-K, filed with the SEC on October 26, 2004.

7.  Incorporated by reference from the Company's Form 8-K, filed with the SEC on November 1, 2004.

8.   Incorporated by reference from the Company's Form S-8, filed with the SEC on November 23, 2004.

9.   Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

MoneyFlow Systems International Inc.

Calgary, Alberta

We have audited the accompanying balance sheet of MoneyFlow Systems International Inc. (the Company) as of October 31, 2005, and the related statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MoneyFlow Systems International Inc. as of October 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred substantial losses from operations and has a Stockholders’ equity of $202,032.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Hein & Associates LLP

Phoenix, Arizona

January 17, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

  of Moneyflow Systems International, Inc.:

We have audited the accompanying consolidated statements of operations and comprehensive income of Moneyflow Systems International, Inc. (the “Company”) for the year ended October 31, 2004 and the related consolidated statements stockholders’ deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended October 31, 2004 in conformity with accounting principles generally accepted in the United States.

/s/ Farber Hass Hurley McEwen LLP

(Formerly Farber & Hass, LLP)

January 28, 2005

Camarillo, California

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

OCTOBER 31, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,845
Accounts receivable, net of allowance for
doubtful accounts of $17,699	18,996
Inventories	149,251
Prepaid expenses and other current assets	16,088
Total current assets	244,180
PROPERTY AND EQUIPMENT, Net
of accumulated depreciation	47,565
OTHER ASSETS:
Rent security deposit	2,658
TOTAL ASSETS	$294,403

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

OCTOBER 31, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$76,567
G.S.T. and P.S.T. payable	3,023
Note payable, automobile, current portion	3,793
Capital lease payable, current portion	2,212
Total current liabilities	85,595
LONG-TERM LIABILITIES:
Note payable, automobile, long-term portion	4,742
Capital lease payable, long-term portion	2,034
Total long-term liabilities	6,776
COMMITMENT (NOTES 8, 9 and 13)
STOCKHOLDERS' EQUITY:
Preferred “A” stock, par value $.001 per share;
Authorized, 5,000,000 shares;
Issued and outstanding, 9,500 shares	10
Preferred “B” stock, par value $.001 per share;
Authorized, 5,000,000 shares;
Issued and outstanding, 1,000 shares	1
Common stock, par value $.001 per share;
Authorized, 100,000,000 shares;
Issued and outstanding, 7,216,203 shares	7,276
Paid in capital in excess of par value of stock	2,664,389
Accumulated deficit	(2,468,239)
Deferred compensation	(54,467)
Accumulated other comprehensive income
(primarily cumulative translation adjustment)	62,062
211,032
Less cost of common stock in Treasury, 60,000 shares	(9,000)
TOTAL STOCKHOLDERS’ EQUITY	202,032
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$294,403

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

		2005		2004
REVENUES:
Sales of machines and terminals		$82,653		$130,334
Sales of surveillance equipment		136,862		60,813
Fees		651,046		649,111
Other revenue		18,101		11,660
Total revenues		888,662		851,918
COST AND EXPENSES:
Cost of sales		199,884		232,187
Write-off of obsolete inventory		3,489		7,669
Amortization of consulting and legal fees,
paid with common stock
and options to purchase
common stock		556,688		0
Employee bonuses,
paid with common stock		80,750		0
Directors’ fees, paid with common and
preferred stock		491,000		0
Selling, general and administrative expenses		872,507		863,161
Total cost and expenses		2,204,318		1,103,017
(LOSS) FROM OPERATIONS		(1,315,656)		(251,099)
OTHER INCOME (EXPENSE):
Interest expense		(1,273)		(1,221)
Interest income		436		9
(Loss) on disposition of assets		(3,147)		(2,629)
Total other income (expense), net		(3,984)		(3,841)
(LOSS) FROM CONTINUING
OPERATING OPERATIONS		(1,319,640)		(254,940)
INCOME (LOSS) FROM
DISCONTINUED OPERATIONS
(INCLUDING LOSS ON DISPOSAL
OF $170,657)		(148,444)		119,234
NET (LOSS)	$	(1,468,084)		$(135,706)
NET (LOSS) PER COMMON SHARE –
BASIC AND DILUTED:
CONTINUING OPERATIONS	$	(0.25)	$	(0.13)
DISCONTINUED OPERATIONS	$	(0.03)		$0.06
NET (LOSS)	$	(0.28)		$(0.07)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING -
Basic and diluted		5,287,662		1,894,117

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

	2005		2004
NET (LOSS)	$	(1,468,084)	$	(135,706)
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY
TRANSLATION ADJUSTMENT		23,135		28,889
NET COMPREHENSIVE (LOSS)	$	(1,444,949)	$	(106,817)

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

	Preferred “A” Stock		Preferred “B” Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, October 31, 2003	0	$0	0	$0	1,803,703 $	1,804
Common stock issued for
cash from private placement	0	0	0	0	40,000	40
Fees for private placement	0	0	0	0	5,000	5
Purchase of Interglobe
Investigation Services, Inc.	0	0	0	0	650,000	650
Directors’ fees	0	0	0	0	300,000	300
Foreign currency translation
adjustment	0	0	0	0	0	0
Net (loss) for the year ended
October 31, 2004	0	0	0	0	0	0
Balance, October 31, 2004	0	0	0	0	2,798,703	2,799
Preferred “A” Stock
Issued For:
Directors’ fees	21,500	22	0	0	0	0
Legal and consulting	3,000	3	0	0	0	0
Conversion of preferred
“A” stock to
common stock	(15,000)	(15)	0	0	1,500,000	1,500
Preferred “B” stock
Issued For Directors’ fees	0	0	1,000	1	0	0
Common Stock Issued For:
Directors’ fees	0	0	0	0	240,000	240
Compensation	0	0	0	0	237,500	237
Legal and consulting	0	0	0	0	2,500,000	2,500

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

	Preferred “A” Stock		Preferred “B” Stock			Common Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Acquisition of treasury stock	0	$0	0		$0	(60,000)	$0
Options issued for
consulting fees	0	0	0		0	0	0
Allocation of deferred
compensation	0	0	0		0	0	0
Net (loss) for the year
ended
October 31, 2005	0	0	0		0	0	0
Foreign currency
translation adjustment	0	0	0		0	0	0
Balance, October 31, 2005	9,500	$10	1,000		$1	7,216,203	$7,276

Paid-In
Capital				Accumulated
In Excess of				Other
Par Value of		Accumulated	Deferred	Comprehensive	Treasury Stock
Stock		Deficit	Compensation	Income (Loss)	Shares	Amount	Total
$1,219,592	$	(864,449)	$0	$10,038	0	$0	$366,985
14,835		0	0	0	0	0	14,875
(5)		0	0	0	0	0	0
161,850		0	0	0	0	0	162,500
89,700		0	0	0	0	0	90,000
0		0	0	28,889	0	0	28,889
0		(135,706)	0	0	0	0	(135,706)
1,485,972		(1,000,155)	0	38,927	0	0	527,543
429,978		0	0	0	0	0	430,000
59,997		0	0	0	0	0	60,000
(1,485)		0	0	0	0	0	0
999		0	0	0	0	0	1,000
59,760		0	0	0	0	0	60,000
80,513		0	0	0	0	0	80,750
524,100		0	0	0	0	0	526,600

Paid-In
Capital				Accumulated
In Excess of				Other
Par Value of		Accumulated	Deferred	Comprehensive	Treasury Stock
Stock		Deficit	Compensation	Income (Loss)	Shares	Amount	Total
$0		$0	$0	$0	60,000	$(9,000)	$ (9,000)
24,555		0	0	0	0	0	24,555
0		0	(54,467)	0	0	0	(54,467)
0		(1,468,084)	0	0	0	0	(1,468,084)
0		0	0	23,135	0	0	23,135
$2,664,389	$	(2,468,239)	$ (54,467)	$62,062	60,000	$(9,000)	$ 202,032

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

		2005		2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$	(1,468,084)	$	(135,706)
Adjustments to reconcile net (loss) to net
cash provided (used) by operating activities of
operations:
Depreciation and inventory impairment		20,428		19,423
Provision for doubtful accounts		63,162		0
Loss on disposal of fixed asset		3,147		2,629
Common and preferred stock issued for directors’ fees		491,000		90,000
Common stock and options issued for consulting and legal fees		556,688		0
Common stock issued for employee bonuses		80,750		0
Changes in operating assets and liabilities:
Accounts and other receivables		25,428		56,211
G.S.T. refund		0		5,994
Inventories		27,726		53,651
Prepaid expenses and deposits		(3,132)		10,099
Accounts payable and accrued expenses		(68,615)		53,251
Customer deposits		(8,312)		8,312
Deferred income		0		(2,745)
Corporate income taxes		0		(15,567)
G.S.T. and P.S.T. payable		(4,996)		(1,051)
Net cash provided by (used in) operating activities		(284,810)		144,501
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable		(54,000)		0
Disposal of goodwill		183,355		0
Purchase of cash through acquisition of subsidiary		0		4,465
Purchases of property and equipment		(14,989)		(17,175)
Net cash provided by (used in) investing activities		114,366		(12,710)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash		0		14,875
Acquisition of treasury stock		(9,000)		0
Repayment of note payable to stockholder		0		(12,223)
Repayment of note payable		(3,369)		(4,780)
Repayment on capital leases		(1,990)		(1,519)
Net cash (used by) financing activities		(14,359)		(3,647)
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS		23,135		16,013

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

	2005	2004
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	$(161,668)	$144,157
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	221,513	77,356
CASH AND CASH EQUIVALENTS,
END OF YEAR	$59,845	$221,513
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$1,273	$1,221
Taxes	$0	$15,567
SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITES:
Acquisition of Interglobe Investigation Services Inc.
with the issuance of common stock	$0	$162,500
Directors’ fees paid with the issuance of common
and preferred stock	$491,000	$90,000
Fees for private placement paid with issuance
of common stock	$0	$1,860
Consulting and legal fees paid with the issuance of
common stock and options	$556,688	$0
Employee bonuses paid with the issuance of common stock	$80,750	$0

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005

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

Liquidity – The Company has had losses from operations its past two years, and has Stockholders’ Equity of $202,032. The Company is pursuing opportunities to improve its financial condition by seeking to increase the placement of ATM machines, and it may also consider other alternatives such as mergers or acquisitions. The Company may need to raise additional equity or debt financing to execute its business plan, and ultimately will need to re-achieve profitable operations.

Reverse Stock Split and Restatement of Common Stock – On May 27, 2004 the Company approved a one-for-ten reverse stock split of the Company’s common stock, effective July 19, 2004.  The stock split has been recorded in the financial statements as if it occurred at the date of inception.

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

OCTOBER 31, 2005

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Companies depreciate the property and equipment as follows:

Financial statement reporting – straight-line method as follows:

Furniture and fixtures

10 years

Computer equipment

5 years

Telephone equipment

5 years

Automobile

5 years

Warranty Reserve – The Company provides a warranty provision on sales of its computer surveillance systems to cover anticipated repairs and/or replacement.  The warranty for the computer surveillance systems are for twelve months from date of acceptance.

Long-Lived Assets – The Company recognizes  impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Long-lived assets consist primarily of goodwill and fixed assets.

Revenue Recognition Policy - The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable.  Sales are recorded net of sales discounts.  The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, (SAB 104).  The revenues are recorded under two categories:

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

OCTOBER 31, 2005

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock Based Compensation – As permitted by FAS 123, as amended, the Company accounts for stock options issued to employees using the intrinsic value method as prescribed by APB 25. Under this method no expense is recognized for options issued with an exercise price equal to or greater than the market price of the stock on the date of grant. Expense for options or warrants issued to non-employees is recorded in the financial statements at estimated fair value. For options issued to employees, the Company is subject to proforma disclosures based on the estimated fair value of options issued.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

The Company estimated the fair value of each stock option at the grant date using the Black-Scholes option pricing model based on the following assumptions:

	2005	2004
Risk free interest rate	4.5%	N/A
Expected life	1 Year	N/A
Expected volatility	214%	N/A
Dividend yield	0%	N/A

Had the compensation costs for our options been determined based on the fair value at the grant date, rather than the intrinsic-value-method, our proforma amounts would be as follows:

Net (loss)		2005	2004
As reported	$	(1,468,084)	$135,706
Proforma		(1,488,547)	N/A
Net (loss) per common share
As reported – basic and diluted	$	( .28)	$(0.07)
Proforma – basic and diluted		( .29)	N/A

Proforma disclosures for stock option accounting may not be representative of the effects on reported net income (loss) in future years.

Treasury Stock – The Company intends to hold repurchased shares in Treasury for general corporate purposes, including issuances under various employee stock option plans. The Company accounts for the Treasury stock using the cost method.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling Costs - The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Advertising – The Company expenses all advertising as incurred.  Advertising expenses for the years ended October 31, 2005 and 2004 were $15,270 and $8,983, respectively.

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

Net Income (Loss) Per Share - The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with FASB 128, any anti-dilutive effects on net earnings (loss) per share are excluded. As of October 31, 2005, there were 150,000 potentially dilutive common shares outstanding, all of which have been excluded from the diluted shares outstanding because they were anti-dilutive.

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

OCTOBER 31, 2005

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial Instruments

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  The Company places its temporary cash investments in reputable financial institutions.

Concentrations of credit risk with respect to accounts  receivable are limited due to the number of customers comprising the Company's customer base and their dispersion across different geographic areas.  The Company routinely assesses the financial strength of its customers and normally does not require collateral to support its receivables.

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

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting For Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.  The Company has no transactions that would be subject to SFAS 152.

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions – FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction of Qualified Production Activities Provided by The American Job Creation Act of 2004, and FSP FAS 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. Neither of these affected the Company as it does not participate in the related activities.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replace APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements and changes  the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provision. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company has no transactions that would be subject to SFAS 154.

Reclassifications – Certain 2004 amounts have been reclassified to conform to 2005 presentations.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005

2.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts comprised of the following :
Trade accounts receivable	$36,695
Allowance for doubtful accounts	(17,699)
$18,996

3.

INVENTORIES

Inventories are comprised of the following:
Automated Teller Machines	$67,342
Point of Sale Terminals	6,863
Surveillance Equipment	68,966
Counterfeit detectors	202
Parts and supplies	5,878
Total inventories	$149,251

4.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
Furniture and fixtures	$25,447
Computer equipment	38,581
Telephone equipment (Capital lease)	8,116
Automobile	18,545
Total property and equipment	90,689
Less accumulated depreciation	(43,124)
Property and equipment, net	$47,565

5.

GOODWILL

The changes in the carrying amount of goodwill for the year ended October 31, 2005, are as follows:

Balance as of November 1, 2004	$183,355
To write-off goodwill
on dissolution of subsidiary (included in discontinued operations)	(183,355)
Balance as of October 31, 2005	$0

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005

6.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consists of the following:
Accounts payable	$64,656
Accrued equipment contract	6,658
Other payable	5,253
Total	$76,567

7.

INCOME TAXES

		2005		2004
Pretax Income (Loss)	$	(1,263,399)	$	(29,204)
United States of America		(204,685)		(106,502)
Canadian	$	(1,468,084)	$	(135,706)

Provision (Benefit)

The Company had  no current or deferred provision (benefit) for/or refund of income taxes for the years ended October 31, 2005 and 2004 due to full valuation allowances on the Company’s net deferred tax assets.

2005

2004

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at October 31, 2005:

Net operating loss carryforwards	$981,000
Fixed Assets	(16,000)
Less valuation allowance	(965,000)
Net deferred tax assets	$0

The valuation allowance increased approximately $490,000 in the year ended October 31, 2005. In assessing the realizability of deferred assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005

7.

INCOME TAXES (CONTINUED)

Net Operating Loss Carryforwards

The Company has approximately $2,000,000 of U.S. Net Operating Loss Carryforwards which expire in the years 2021 through 2025, and approximately CND$900,000 Canadian Net Operating Loss carryforwards that expire from 2008 through 2015.

The use of the net operating loss carryforwards may be limited based on changes in control of the Company.

8.

NOTE PAYABLE, AUTOMOBILE

Note payable, automobile, is due in monthly payments of principal and interest of approximately $305, including interest at 8%. The note matures on January 31, 2008 and is collateralized by an automobile which costs $17,907 and has a book value of $11,429.

Total	$8,535
Less current portion	3,793
Long-term portion	$4,742
Maturities of long-term debt are as follows:
October 31, 2006	$3,793
October 31, 2007	3,793
October 31, 2008	949
$8,535

9.

CAPITAL LEASE PAYABLE

Capital lease payable is due in monthly payments of principal and interest of approximately $178, including interest at 14.76%. The lease matures on September 30, 2007 and is secured by a telephone system which costs $7,837 and has a book value of $3,183.

Total	$4,246
Less current portion	2,212
Long-term portion	$2,034

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005

9.

CAPITAL LEASE PAYABLE (CONTINUED)

Maturities of long-term debt are as follows:

October 31, 2006	$2,212
October 31, 2007	2,034
$4,246

10.

ACQUISITION OF INTERGLOBE INVESTIGATION SERVICES, INC.

On October 1, 2004, the Company acquired all of the issued and outstanding shares of Interglobe Investigation Services, Inc.  The results of Interglobe’s operations have been included in the consolidated financial statements since that date. Intergobe Investigation Services is in the business to provide security consulting services, loss prevention and forensic computing services.

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

See Footnote 12 for discontinued operations.

11.

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

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005

11.

BUSINESS SEGMENTS (CONTINUED)

Summarized financial information concerning the Company's reportable segments is shown on the following table:

	Automated	Surveillance	General
	Teller	Service and	Corporation
	Machines	Equipment	Administration	Total
2005
Net revenues to external customers	$ 751,800	$ 136,862	$0	$888,662
Operating (loss)	(13,390)	(163,812)	(1,138,453)	(1,315,656)
Total assets	209,032	83,466	1,905	294,403
Depreciation and amortization	19,841	587	0	20,428
Capital expenditures	14,989	0	0	14,989

	Automated	Surveillance	General
	Teller	Service and	Corporation
	Machines	Equipment	Administration	Total
2004
Net revenues to external customers	$ 791,105	$ 60,813	$0	$851,918
Operating income	(125,081)	12,326	(138,344)	(251,099)
Goodwill	0	0	183,355	183,355
Total assets	417,442	100,863	188,892	707,197
Depreciation and amortization	19,380	43	0	19,423
Capital expenditures	16,888	287	0	17,175

2004 amounts have been restated to segregate the results of discontinued operations.

12.

DISCONTINUED OPERATIONS

APB 30 requires that an entity reclassify prior year financial statements to disclose the results of subsequent discontinued operations. Intercash POS Systems LTD., a wholly owned subsidiary of the Company that sold point of sale terminals and other electronic funds transfer devices, was sold and discontinued on September 1, 2004. The October 31, 2004, statements of operations and cash flows were reclassified to segregate the income from discontinued operations from continuing operations.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005

12.

DISCONTINUED OPERATIONS (CONTINUED)

The following information is presented for the discontinued operations:

Segments discontinued – Intercash POS Systems LTD., a wholly owned subsidiary of the Company that sold point of sale terminals and other electronic funds transfer devices.

 Discontinued date – September 1, 2004

Manner of disposal – sale of assets to unrelated entity

Remaining assets – none

Income in October 31, 2004 - $26,400

Partial proceeds from sale of segment - $203,639

Interglobe Investigation Services, Inc., a wholly owned subsidiary of the Company that provided security consulting services, loss prevention and forensic computing services, was sold and discontinued on March 15, 2005. The October 31, 2004 statements of operations and cash flows were reclassified to segregate the income from discontinued operations from continuing operations.

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

Loss on October 31, 2005 - $21,554.

F.

Partial proceeds from sale of segment – 9,000,000 shares of common stock of Already Checked, Inc. - the shares have no market value and therefore the Company recorded no value for the consideration; 60,000 shares of the Company’s common stock with a fair market value of $9,000 returned as consideration for the sale by a departing employee of the Company.

		2005		2004
Net (loss) from continuing operations	$	(1,319,640)	$	(254,940)
Weighted average number of common
shares outstanding		5,317,662		1,894,117
Net (loss) per share		$(0.25)	$	(0.13)
Net income (loss) from discontinued operations	$	(148,044)		$119,234
Weighted average number of common
shares outstanding		5,317,662		1,894,117
Net income (loss) per share	$	(0.03)		$0.06

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005

13.

COMMITMENTS AND CONTINGENCIES

Lease

On March 15, 2002, SBI leased its office facilities for a five-year period that began on May 1, 2002. The lease requires monthly rentals of approximately $1,614 ($1,900) Canadian dollars) plus taxes and operating costs, with rent increasing yearly by $.40 ($.48 Canadian dollars) per square footage of gross leaseable area.

Future minimum lease payments excluding taxes and expenses are as follows:

October 31, 2006	$22,062
October 31, 2007	11,388
$33,450

IIS leases a virtual office facility on a month-to-month basis for approximately $156 ($184 Canadian dollars) plus additional usage fees per month.

IIS also leases facilities from its former sole shareholder, who is now an employee of the Company, on a month-to-month basis for approximately $1,066 ($1,255 Canadian dollars) per month.

Rent expense including rental costs and taxes is as follows:

	2005	2004
Related party	$6,396	$1,066
Unrelated parties	15,911	17,034
Total	$22,307	$18,100

14.

EMPLOYEE STOCK OPTIONS

On July 24, 2004, the Company adopted the 2004 Benefit Plan of Moneyflow Systems International Inc. (the “Plan”). Under the Plan, the Company may issue stock, or grant options to acquire the Company’s common stock, par value $0.001, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board or Directors, benefits may from time to time be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, but are not employees of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in connection with the offer or sale of securities in a capital raising-transaction.

The Plan is administered by the Company’s Board of Directors and the Company has reserved a total of 2,500,000 shares of common stock under the Plan. Options granted under this Plan will have terms, vesting and expiration dates as determined by the Plan’s Administrator at the time of grant.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005

14.

EMPLOYEE STOCK OPTIONS (CONTINUED)

The Company has elected to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.

The Company has issued 150,000 shares of the Company’s common stock as compensation. The exercise price is $0.40 per share and all options were immediately vested.

The Company has elected to account for stock-based compensation under the “Intrinsic Value” method of APB Opinion No. 25, under which no compensation expenses has been recognized for options granted to employees.

A summary of the option activity for the year ended October 31, 2005 is as follows:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price
Options outstanding at
November 1, 2004	0	$0.00
Granted	150,000	0.40
Exercised	0	0.00
Cancelled and expired	0	0.00

Options outstanding at
October 31, 2005	150,000	$0.40

150,000 shares are exercisable at October 31, 2005.

Information regarding stock options outstanding at October 31, 2005 is as follows:

Price range	$0.40
Weighted average exercise price	0.40
Weighted average remaining
contractual life	2 Months
Options exercised	0

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

OCTOBER 31, 2005

15.

COMMON STOCK AND CHANGE IN AUTHORIZED SHARES

On May 27, 2004, the Board of Directors approved a one-for-ten reverse stock split of the Company’s common stock, effective July 19, 2004, thereby reducing the authorized share from 50,000,000 to 5,000,000 and the issued and outstanding from 18,037,000 to 1,803,700. The stock split has been retroactively recorded in the financial statements as if it occurred at the date of inception. On the same date, the Board of Directors authorized an increase in number of common shares authorized from 5,000 to 100,000,000.

During the year ended October 31, 2005, the Company issued the following shares of common stock:

240,000 restricted shares valued at $60,000 were issued to the Company Board of Director Members in payment of directors’ fees. Included in this issuance are 60,000 restricted shares valued at $15,000 that were issued to the Company’s President, Hal Schultz.

237,500 restricted shares valued at $80,750 were issued to the Company’s employees for their 2004 Christmas bonuses.

2,500,000 free trading shares valued at 526,600 were issued to the Company’s consultants and attorneys in consideration of service agreements. 1,500,000 free trading shares valued at $300,000 were converted from preferred “A” stock, (See Note 16) 60,000 restricted shares valued at $15,000 were acquired as treasury stock. (See Note 17).

16.

PREFERRED STOCK

On May 27, 2004, the Board of Directors authorized creation of 5,000,000 Preferred “A” stock with a par value of $0.001 per share and 5,000,000 Preferred “B” stock with a par value of $0.001 per share.

Preferred “A” stock carries the following preferences:

(a) Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company, the holders of Preferred A Series I shares will be entitled to receive, prior and in preference to any distribution of any assets or surplus funds to the holders of Common Stock, liquidation amounts equal to the sum of (i) the Original issue Price ($.25 per share), plus (ii) all declared but unpaid dividends (the “Senior Preferential Amount”). After payment of the Senior Preferential Amount”).   After payment of  the  Senior  Preferential     Amount, liquidation  proceeds will be shared prorate by the holders of the Common Stock and the Preferred A Series I shares on an as converted basis.

(b) Voluntary Conversion. The holders of the Preferred A Series I shares will have, at the option of the holder, the right to convert one share of Preferred A Series I shares stock, at any time, into one hundred shares of Common Stock.

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

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005

16.

PREFERRED STOCK (CONTINUED)

(d) Anti-dilution Protection.  The Conversion Price will be subject to proportional adjustment for stock splits, stock dividends, recapitalizations and the like. The Preferred A Series I shares also will be subject to adjustment to prevent dilution in the event that the Company issues additional equity securities (or warrants or rights to purchase Common Stock or securities convertible into Common Stock) at purchase price less that the applicable Conversion Price. Such adjustment will be on a standard, broad based weighted average basis. The Conversion Price will not be adjusted for issuances of equity securities upon the exercise or conversion of presently outstanding securities, or on the future issuance of stock options to employees, as approved by the Company’s Board of Directors and certain other strategic issuances.

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

(i) Board Rights. So long as the Preferred A Series I shares Investors collectively hold at least 10,000 shares of Preferred A Series I shares, a representative of such group, selected by the Preferred A Series I shares Investors, shall be entitle to be elected to the Company’s Board of Directors.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005

16.

PREFERRED STOCK (CONTINUED)

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

(b) Reacquired Shares. Any Preferred Series I Shares purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and canceled promptly after the acquisition thereof. All such shares shall upon their cancellation, and upon the taking of any action required by applicable law, become authorized but unissued preferred shares and may be reissued as part of a new series of preferred shares to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein.

(c) Amendment. The Articles of Incorporation shall not be amended in any manner which would materially alter or change the powers, preferences or special rights of the Preferred B Series I Shares so as to affect them adversely without the affirmative vote of the holders of two-thirds or more of the outstanding Series B Preferred Shares voting together as a single class.

(d) Board Rights. So long as the holders of Preferred B Series I shares collectively hold at least 1,000 shares of Preferred B Series I shares, a representative of such group, selected by the Preferred B Series I shares shall be entitled to be elected to the Company’s Board of Directors.

During the year ended October 31, 2005, the Company issued the following shares of Preferred “A” stock:

24,500 restricted shares valued at $490,000 were issued to the Company Board of Director Members in payment of directors’ fees. Included in this issuance are 15,000 restricted shares valued at $300,000 that were issued to the Company’s President, Hal Schultz. The 15,000 shares were later converted into 1,500,000 shares of common stock.

During the year ended October 31, 2005, the Company issued to the following shares of Preferred “B” stock:

1,000 restricted shares valued at $1,000 were issued to the Company’s President, Hal Schultz, in payment of directors’ fees.

17.

TREASURY STOCK

On March 15, 2005, the Company acquired 60,000 shares of its common stock as partial consideration for the sale of its wholly-owned subsidiary Interglobe Investigation Services, Inc.  The shares had a fair market value of $9,000 on the date of the agreement.