Form 10QSB
period 2006-01-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2006-03-17
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-QSB

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Large accelerated filer ☐	Accelerated file ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of March 15, 2006
Common stock, $0.001 par value	7,216,203

The issuer is not using the Transitional Small Business Disclosure format.

MONEYFLOW SYSTEMS INTERNATIONAL INC.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

JANUARY 31, 2006

(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,627
Accounts receivable, net of allowance for
doubtful accounts of $23,792	13,655
Inventories	159,855
Prepaid expenses and other current assets	9,084
TOTAL CURRENT ASSETS	237,221
PROPERTY AND EQUIPMENT, net
of accumulated depreciation	44,121
OTHER ASSETS:
Rent security deposit	2,726
TOTAL OTHER ASSETS	46,847
TOTAL ASSETS	$284,068

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (CONTINUED)

JANUARY 31, 2006

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 80,503
G.S.T. and P.S.T. payable	2,147
Note payable, automobile, current portion	3,889
Capital lease payable, current portion	2,267
Total current liabilities	88,806

LONG-TERM LIABILITIES:
Note payable, automobile, long-term portion	3,889
Capital lease payable, long-term portion	1,519
Total long-term liabilities	5,408

STOCKHOLDERS' EQUITY:
Preferred “A” stock, par value $.001 per share;
Authorized, 5,000,000 shares;
Issued and outstanding, 9,500 shares	10
Preferred “B” stock, par value $.001 per share;
Authorized, 5,000,000 shares;
Issued and outstanding, 1,000 shares	1
Common stock, par value $.001 per share;
Authorized, 100,000,000 shares;
Issued and outstanding, 7,216,203 shares outstanding	7,276
Paid in capital in excess of par value of stock	2,664,389
Accumulated deficit	(2,535,767)
Accumulated other comprehensive income
(primarily cumulative translation adjustment)	62,945
198,854

Less cost of common stock in Treasury, 60,000 shares	(9,000)

TOTAL STOCKHOLDERS’ EQUITY	189,854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 284,068

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005

(UNAUDITED)

		2006		2005
REVENUES:
Sales of machines and terminals		$13,725		$21,248
Sales of surveillance equipment		17,778		50,891
Fees		154,002		166,415
Other revenue		3,441		4,667
Total revenues		188,946		243,221

COST AND EXPENSES:
Cost of sales		29,809		40,134
Write-off of obsolete inventory		1,729		1,838
Consulting and legal fees, paid with common stock
and options to purchase common stock		0		97,817
Employee bonuses, paid with common stock		0		80,750
Directors fees, paid with common and preferred stock		0		551,000
Selling, general and administrative expenses		223,662		185,724
Total cost and expenses		255,200		957,263

(LOSS) FROM OPERATIONS		(66,254)		(714,042)
OTHER INCOME (EXPENSE):
Interest expense		(300)		(263)
Interest income		160		1,000
(Loss) on investment in subsidiary		0		(16,407)
(Loss) on disposition of assets		(1,134)		(1,734)
Total other income (expense), net		(1,274)		(17,404)

(LOSS) FROM CONTINUING OPERATIONS BEFORE
CORPORATION INCOME TAXES		(67,528)		(731,446)

CORPORATION INCOME TAXES		0		0

(LOSS) FROM CONTINUING OPERATIONS		(67,528)		(731,446)

(LOSS) FROM DISCONTINUED OPERATION		0		(50,459)

NET (LOSS)	$	(67,528)		$(781,905)

NET INCOME (LOSS) PER COMMON SHARE –
BASIC AND DILUTED
CONTINUING OPERATIONS	$	(0.01)	$	(0.21)
DISCONTINUED OPERATIONS	$	(0.00)	$	(0.01)

NET LOSS	$	(0.01)	$	(0.22)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING -
Basic and diluted		7,216,203		3,523,295

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005

(UNAUDITED)

		2006		2005

NET (LOSS)	$	(67,528)	$	(781,905)

OTHER COMPREHENSIVE INCOME

FOREIGN CURRENCY
TRANSLATION ADJUSTMENT		883		8,723

NET COMPREHENSIVE (LOSS)	$	(66,645)		$(773,182)

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005

(UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(67,528)	$(731,446)
Adjustments to reconcile net (loss) to net
cash (used) by operating activities of
continuing operations:
(Loss) from discontinued operations	0	(50,459)
Depreciation and inventory impairment	6,497	6,175
Provision for doubtful accounts	6,093	16,376
Loss on disposal of fixed asset	1,139	1,734
Common and preferred stock issued for directors’ fees	0	551,000
Common stock and options issued for consulting and legal fees	0	97,817
Common stock issued for employee bonuses	0	80,750
Changes in operating assets and liabilities:
Accounts and other receivables	(752)	(20,269)
Inventories	(12,953)	3,814
Prepaid expenses and deposits	61,405	669
Accounts payable and accrued expenses	3,936	5,001
Customer deposits	0	(8,312)
G.S.T. and P.S.T. payable	(876)	4,030
Net cash (used) by operating activities	(3,039)	(43,120)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable	0	(51,000)
Deposit on purchase of fixed assets	0	(807)
Proceeds from sales of fixed assets	0	30
Purchases of property and equipment	(1,844)	(3,491)
Net cash (used) by investing activities	(1,845)	(55,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(757)	(1,096)
Repayment on capital leases	(460)	(629)
Net cash (used) by financing activities	(1,217)	(1,725)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	883	9,624

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005

(UNAUDITED)

	2006	2005

NET (DECREASE) IN CASH
AND CASH EQUIVALENTS	$(5,218)	$(90,489)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	59,845	221,513

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$54,627	$131,024

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$300	$391
Taxes	$0	$0

SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Directors’ fees paid with issuance of common and preferred stock	$0	$551,000

Consulting and legal fees paid with the issuance of common stock
and options	$0	$529,555

Employee bonuses paid with the issuance of common stock	$0	$80,750

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented.  Operating results for the three-months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ended October 31, 2006.  Accordingly, your attention is directed to the footnote disclosures found in the October 31, 2005 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

Revenue Recognition Policy - The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable.  Sales are recorded net of sales discounts.  The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements."  Revenues are recorded as follows:

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

JANUARY 31, 2006

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Inventories - Inventories are valued at the lower of cost or market. Cost is determined as follows:

Automated Teller Machines - actual cost for the machine purchased.

Automated Teller Machines – placements - actual cost for the machine purchased less accumulated depreciation.  Depreciation is computed on the straight line basis over 10 years.

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

JANUARY 31, 2006

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Warranty Reserve – The Company provides a warranty provision on sales of its computer surveillance systems to cover anticipated repairs and/or replacement.  The warranty for the computer surveillance systems are for twelve months from date of acceptance.

Long-Lived Assets – The Company recognizes  impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Long-lived assets consist primarily of fixed assets.

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

No employee stock options were issued from November 1, 2005 to January 31, 2006. No non-employee stock options were issued from November 1, 2005 to January 31, 2006.

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

JANUARY 31, 2006

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Treasury Stock – The Company intends to hold repurchased shares in Treasury for general corporate purposes, including issuances under various employee stock option plans. The Company accounts for the Treasury stock using the cost method.

Shipping and Handling Costs - The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Net Income (Loss) Per Share - The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with FASB 128, any anti-dilutive effects on net earnings (loss) per share are excluded. As of January 31, 2006, there were 150,000 potentially dilutive common shares outstanding, all of which have been excluded from the diluted shares outstanding because they were anti-dilutive.

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

Foreign Currency Translation - The financial statements of SBI and ITL are measured using the Canadian dollar as the functional currency.  Assets, liabilities and equity accounts of SBI and ITL are translated at exchange rates as of the balance sheet date.  Revenues and expenses are translated at average rates of exchange in effect during the year.  The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity.  The financial statements are presented in United States of America dollars.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

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

2.

ACCOUNTS  RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is comprised of the following:
Trade accounts receivable	$37,447
Allowance for doubtful accounts	23,792
$13,655

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006

(UNAUDITED)

3.

INVENTORIES

Inventories are comprised of the following:
Automated Teller Machines	$80,024
Point of Sale Terminals	5,277
Surveillance Equipment	68,576

Counterfeit Detectors	207
Parts and supplies	5,771
Total inventories	$159,855

4.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Furniture and fixtures	$26,090
Computer equipment	37,970
Telephone equipment (Capital lease)	8,321
Automobile	19,013
Total property and equipment	91,394
Less accumulated depreciation	47,273

Property and equipment, net	$44,121

5.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Accounts payable	$75,981
Other payables	4,522

Total accounts payable and accrued expenses	$80,503

6.

NOTE PAYABLE, AUTOMOBILE

Note payable, automobile, is due in monthly payments of principal and interest of approximately $370, including interest at 8%. The note matures on January 31, 2008 and is collateralized by an automobile which costs $18,197 and has a book value of $12,487.

Total	$7,778
Less current portion	3,889
Long-term portion	$3,889

Maturities of long-term debt are as follows:

January 31, 2008	$3,889

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006

(UNAUDITED)

7.

CAPITAL LEASE PAYABLE

Capital lease payable is due in monthly payments of principal and interest of approximately $217, including interest at 14.76%. The lease matures on September 30, 2007 and is secured by a telephone system which costs $9,165 and has a book value of $3,269.

Total	$3,786
Less current portion	2,267
Long-term portion	$1,519

Maturities of long-term debt are as follows:

January 31, 2007	$2,267
January 31, 2008	1,519
$3,786

8.

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

	Automated	Surveillance	General
	Teller	Service and	Corporation
	Machines	Equipment	Administration	Total
2006

Net revenues to external customers	$ 171,168	$ 17,778	$0	$188,946
Operating income (loss)	9,283	(16,231)	(60,580)	(67,528)

Total assets	201,950	80,777	1,341	284,068
Depreciation and amortization	6,453	44	0	6,497
Capital expenditures	1,844	0	0	1,844

Summarized financial information concerning the Company's reportable segments is shown on the following table:

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006

(UNAUDITED)

8.

BUSINESS SEGMENTS (CONTINUED)

	Automated	Surveillance	General
	Teller	Service and	Corporation
	Machines	Equipment	Administration	Total
2005

Net revenues to external customers	$ 192,330	$ 50,891	$0	$243,221
Operating income	(106,992)	42,511	(649,561)	(714,042)
Goodwill	0	0	178,595	178,595
Total assets	277,945	146,844	664,766	1,089,555
Depreciation and amortization	6,036	139	0	6,175
Capital expenditures	1,008	2,483	0	3,491

2005 amounts have been restated to segregate the results of discontinued operations.

9.

DISCONTINUED OPERATIONS

SFAS 144 requires that an entity restate prior year financial statements to disclose the results of subsequent discontinued operations.

Interglobe Investigation Services, Inc., a wholly owned subsidiary of the Company that provided security consulting services, loss prevention and forensic computing services, was sold and discontinued on March 15, 2005. The January 31, 2005 statements of operations and cash flows were restated to segregate the income from discontinued operations from continuing operations.

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

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006

(UNAUDITED)

9.

DISCONTINUED OPERATIONS (CONTINUED)

		2006		2005

Net (loss) from continuing operations	$	(67,528)	$	(731,446)
Weighted average number of common
shares outstanding		7,216,203		3,523,295
Net (loss) per share		$(0.01)	$	(0.21)

Net income (loss) from discontinued operations		$0	$	(50,459)
Weighted average number of common
shares outstanding		7,216,203		3,523,295
Net income (loss) per share		$0.00	$	(0.01)

10.

COMMITMENTS AND CONTINGENCIES

Lease

On March 15, 2002, SBI leased its office facilities for a five-year period that began on May 1, 2002. The lease requires monthly rentals of approximately $1,614 ($1,900 Canadian dollars) plus taxes and operating costs, with rent increasing yearly by $.40 ($.48 Canadian dollars) per square footage of gross leaseable area.

Future minimum lease payments excluding taxes and expenses are as follows:

January 31, 2007	$22,419
January 31, 2008	5,694
$28.113

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Through its operating subsidiaries, Security Bancorp, Inc. ("SBI") and Interglobe Ltd. (“ITL”), MoneyFlow Systems International Inc. ("MoneyFlow" or the "Company") supplies, installs, maintains and manages Automated Teller Machines ("ATMs") and provides transaction processing services for card holders using these devices.  The machines are placed on the premises of businesses for the purpose and convenience of dispensing cash and other services to the public and the merchant.  MoneyFlow currently provides these services to approximately 180 locations; average monthly transaction levels have remained stable over a period of 12 trailing months.  Our sales expenses to outside independent distributors have been virtually eliminated as a result of sales now being handled by corporate staff. Our terminals accept Visa, MasterCard, Interac, Maestro, Cirrus, Circuit and American Express (Canada).

In October of 2004 the Company acquired Interglobe Investigation Services, Inc. to expand the Company’s investigation services and video surveillance product line.  On March 15, 2005, Interglobe Investigation Services, Inc. was sold and the Company organized Interglobe Ltd., the successor for the Company’s surveillance operations.  The Company originally developed its own Remote Access Digital Video Recorder, which is the central feature of this surveillance system.  We are constantly updating our knowledge of technical advancements with remote access digital video surveillance and we may from time to time acquire new products and technology to keep us at the forefront of the technology.  We carry a range of products to round out the product line to provide surveillance systems capable of serving the smallest to the most sophisticated requirements.  Our capability now ranges from a simple one camera observation system to multiples of hundreds of cameras, together with the supporting viewing and recording capabilities.  The systems are being installed in retail, hospitality and other businesses, and in industrial and government facilities to provide remote access video surveillance to detect events, including cash and inventory shrinkage, security intrusions, theft, vandalism, and for general surveillance.  In January 2006 we completed one of our largest installations for a hotel chain with eight locations.  Users of the system may access digital camera images remotely from anywhere in the world via the Internet.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Moneyflow Systems International, Inc. and its wholly-owned subsidiaries, Security Bancorp, Inc., and Interglobe, Ltd. from March 16, 2005.

The comparative financial statements presented for the three months ended January 31, 2005 and 2004 have been restated to segregate the results of discontinued operations as the Company sold its wholly-owned subsidiary Interglobe Investigation Services, Inc. on March 15, 2005.

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

Reclassifications

Certain 2005 amounts have been reclassified to conform to 2006 presentations.

SELECTED FINANCIAL INFORMATION - 2005 amounts have been restated to segregate the results of discontinued operations.

	Three Months Ended
	01/31/2006	01/31/2005
Statement of Operations Data:
Total revenue	$188,946		$243,221
(Loss) from operations	(67,528)		(731,446)
(Loss) from continuing
operations before
corporation income taxes	(67,528)		(731,446)
Income (loss) from
discontinued operations
(including loss on disposal)	0		(50,459)
Net (loss)	$(67,528)		$(781,905)
Net (loss) per share
continuing operations	$(0.01)		$(0.21)
Net (loss) per share
discontinued operations	$(0.00)	$	(0.01)

Balance Sheet Data:
Total assets	$284,068	$1,089,555
Total liabilities	$94,214	$178,648
Stockholders' equity	$189,854	$910,907

Results of Operations

Three months ended January 31, 2006 compared to three months ended January 31, 2005.

	Three Month Period Ended
			Increase
	01/31/2006	01/31/2005	(Decrease)
Revenues:
Machines and terminals	$ 13,725	$ 21,248	$ (7,523)
Surveillance equipment	17,778	50,891	(33,113)
Fees	154,002	166,415	(12,413)
Other revenue	3,441	4,667	(1,226)
Total Revenues	$ 188,946	$ 243,221	$ (54,275)

Revenues.  Revenues from operations for the three months ended January 31, 2006 were $188,946 as compared to revenues of $243,221 for the three months ended January 31, 2005, a decrease of $54,275 or approximately 22%.  The changes in revenues are summarized as follows:

Sales of Machines and Terminals.  Sales of machines and terminals decreased by $7,523 to $13,725 for the three months ended January 31, 2006, as compared to $21,248 for the three months ended January 31, 2005, approximately a 35% decrease. During the period ending January 31 2006, we focused a considerable amount of resources on the installation of surveillance systems in a hotel chain where we also have ATM terminals. These installations were part of an agreement with a multi location client to provide installations at a special discounted rate. This project has now been completed. In addition, partly as a result of continuing sales effort, we have installed ATMs which we continue to own and therefore these cannot be counted as sales.

CS Surveillance Systems.  Sales of surveillance equipment were $17,778 in the three months ended January 31, 2006, a decrease of 65% or $33,113 from the $50,891 sold during the three months ended January 31, 2005.   During the period ending January 31 2006, we installed surveillance systems at a number of client at discounted prices which impacted the profit side of the sale.

Fee Income.  Fee income decreased by $12,413 to $154,002 for the three months ended January 31, 2006, as compared to $166,415, approximately a 7% decrease.  During the period ending January 31 2006, weather conditions were not favorable due to a lack of snow for the ski resorts where we have a number of terminals. In addition, some locations had a shortage of money to fund the ATMs thereby reducing the number of transactions producing fee income.

Cost of Sales and Gross Profit (Loss)

	Three Month Period Ended
			Increase
	01/31/2006	01/31/2005	(Decrease)
Cost of sales:
Machines and terminals	$ 19,841	$ 34,462	$ (14,621)
Surveillance equipment	9,968	5,672	4,296
Total Cost of Sales	$ 29,809	$ 40,134	$ (10,325)
Gross Profit (Loss):
Machines and terminals – amount	$ (6,116)	$ (13,214)	$ 7,098
Machines and terminals - percentage	(45%)	(62%)	17%
Surveillance equipment – amount	7,810	42,519	(34,709)
Surveillance equipment - percentage	44%	89%	45%

Cost of Sales and Gross Profit.  The cost of sales decreased by $10,325 to $29,809 for the three months ended January 31, 2006, as compared to $40,134 for the three months ended January 31, 2005.  The decrease in the cost of sales is due primarily to the reduction of ATM terminals sold during the period.

The gross profit for the three months ended January 31, 2006 decreased by $25,917 to $1,694 as compared to $29,305 for the three months ended January 31, 2005.   This decrease in gross profit is mainly due to fewer terminals being sold during the period, and the discounted installations of surveillance systems.

Selling, general and administrative expenses

	Three Month Period Ended
			Increase
	01/31/2006	01/31/2005	(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$ 79,665	$ 14,954	$ 64,711
Advertising	15,476	1,104	14,372
Agent, distributor and investor sales and residual fees	3,959	9,059	(5,100)
Bad debt	1,546	4,951	(3,405)
Depreciation	6,497	6,175	322
Office expense	7,362	15,290	(7,928)
Office rent	6,014	7,884	(1,870)
Salaries and wages	56,860	84,128	(27,268)
Sales management	12,844	18,975	(6,131)

Sales tax input expense	3,708	4,064	(356)
Travel	7,883	5,641	2,242
Vault cash usage fees	3,165	2,880	285
Other selling, general and administrative expenses	18,683	10,619	8,064
Total selling, general and administrative expenses	$ 223,662	$ 185,724	$ 37,938

Selling, General and Administration Expenses.  Selling, general and administrative expenses increased by $37,938 to $223,662 for the three months ended January 31, 2006, as compared to $185,724 for the three months ended January 31, 2005, approximately a 20% increase. Several factors contributed to this increase:

Accounting, legal and professional services increased by $64,711, approximately a 433% increase, due to non cash stock issuances for professional services for the three months ended January 31, 2005 and none for the three months ended January 31, 2006, and assistance in document preparation and other legal and corporate consulting requirements.

Advertising increased $14,372, approximately a 1,300% increase, mainly due to the costs of the hotel chain surveillance installations being charged to marketing and advertising for the three months ended January 31, 2006, as compared to being charged to cost of sales for the three months ended January 31, 2005.

Agent, distributor and investor sales and residual fees decreased by $5,100, approximately a 56% decrease, due to a reduction in the number of sales, and virtually no residual fees going to agents or distributors.

Office expense decreased by $7,928, approximately a 52% decrease, as a result of management effort resulting in the successful reduction of office expenses, equipment, and consumable items such as copier and computer supplies.

Salaries and wages decreased by $27,268, approximately a 32% decrease, as a result of a redistribution of duties and a reduction in staff required to carry on the business.

Sales management decreased by $6,131, approximately a 32% decrease, mainly attributable to staff reduction.

Other selling, general and administrative expenses increased by $8,064, approximately a 76% increase, this increase is largely due to charging a portion of the installation of surveillance systems for a multi location client.

Loss From Continuing Operations Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $67,528 for the three months ended January 31, 2006 compared to $731,446 for the three months ended January 31, 2005.  This decrease in loss from continuing operations is due to the reduction in consulting fees and other compensation fees, which were largely non cash, and paid for with the issuance of stock in previous quarters.

Corporation Income Taxes.  Corporation income tax for the three months ended January 31, 2006 and 2005 was $-0-.  No income tax expense was due for the three months ended January 31, 2006 due to the availability of net operating loss carry forward and current period losses.

Income (Loss) From Discontinued Operations.  During the three months ended January 31, 2005 we experienced a loss from discontinued operations in the amount of $50,459.  There were no discontinued operations for the three months ended January 31, 2006.  Interglobe Investigation Services, Inc., our wholly-owned subsidiary and our investigations service segment, was sold and operations were discontinued on March 15, 2005.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the three months ended January 31, 2006, the average exchange rate was 1.168 United States dollars to Canadian dollars.  This is a 4% decrease from the three months ended January 31, 2005 in which the average exchange rate was 1.212 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have nominal fixed expenses such as an annual lease payment of approximately $20,000 (Canadian) per year.

Working capital is summarized and compared as follows:

	January 31,
	2006	2005
Current assets	$237,221	$423,336
Current liabilities	88,806	167,936
Working capital	$148,415	$255,400

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

Our net cash used by operations was $3,039 for the three months ended January 31, 2006 as compared to net cash used of $43,120 for the three months ended January 31, 2005.  The $40,081 decrease in cash used was primarily the result of a $663,918 decrease in our net loss from continuing operations offset by the $729,567 non-cash stock compensation paid for directors’ fees, consulting and legal fees and employee bonuses for the three months ended January 31, 2005.  We also experienced a $50,459 net loss from discontinued operations for the three months ended January 31, 2005, which we did not have for the three months ended January 31, 2006.  In addition, we used cash to increase our inventories by $12,953, and decreased our prepaid expenses and deposits by $61,405 due to the recording of legal fees paid in the prior year that related to the current period.

Our net cash used by investing activities was $1,845 for the three months ended July 31, 2006 as compared to $55,268 for the three months ended January 31, 2005.  We used $51,000 during the three months ended January 31, 2005 to fund a loan receivable from SMS Mobility with whom we entered into a Technology Joint Venture Agreement on January 21, 2005.  The loan was written off for the year ended October 31, 2005.

Our net cash used by financing activities was $1,217 during the three months ended January 31, 2006 as compared to $1,725 for the three months ended January 31, 2005.  We used the cash to repay notes payable in the amounts of $757 and $1,096, and repay capital leases in the amounts of $460 and $629 during the three months ended January 31, 2006 and 2005, respectively.

Our only term debt consists of a vehicle loan and a capital lease totaling approximately $11,564, of which $5,408 is long-term.  Our term debt matures at various periods through 2008 and bears interest of approximately eight percent.  We believe, but can provide no assurance, that we have available resources, both commercial and private, should we need additional capital to fund our cash flows from operations or investing activities.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company's Form 10-KSB, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and are generally set forth below and particularly discussed in the Company's Form 10-KSB for the year ended October 31, 2005.

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

•

We depend on the revenues generated by our wholly-owned subsidiaries, Security Bancorp Inc. and Interglobe Ltd. Should they fail to continue producing revenues to fund our operations; we would have to seek alternative methods of financing such as selling our stock or borrowing money.

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

(a)

Exhibits:

31

Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32

Section 1350 Certifications

(b)

Reports on Form 8-K:

On March 3, 2006, the Company filed a Current Report on Form 8-K announcing the change of the Company's Independent Certifying Accountant.

On March 9, 2006, the company filed a Current Report on form 8-K/A amending the Current report filed on March 3, 2006 to include a more detailed disclosure of the absence of any disagreements during the term of the former Independent Certifying Accountants.

_______________________________________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 15, 2006

MONEYFLOW SYSTEMS INTERNATIONAL INC., a Nevada corporation

By:  /s/ Harold F. Schultz

Harold F. Schultz, President, CEO, Director, Chairman of the Board, CFO and Chief Accounting Officer