Form 10QSB
period 2006-04-30
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2006-06-19
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-QSB

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Large accelerated filer ☐	Accelerated file ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of June 16, 2006
Common stock, $0.001 par value	7,216,203

The issuer is not using the Transitional Small Business Disclosure format.

MONEYFLOW SYSTEMS INTERNATIONAL INC.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

APRIL 30, 2006

(UNAUDITED)

ASSETS CURRENT ASSETS:
Cash and cash equivalents	$ 43,016
Accounts receivable, net of allowance for doubtful accounts of $5,033	18,607
Inventories	157,128
Prepaid expenses and other current assets	5,576
TOTAL CURRENT ASSETS	224,327

PROPERTY AND EQUIPMENT, net of accumulated depreciation	42,437
OTHER ASSETS:
Rent security deposit	2,800
TOTAL ASSETS	$ 269,564

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (CONTINUED)

APRIL 30, 2006

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 32,774
G.S.T. and P.S.T. payable	2,843
Note payable, automobile, current portion	2,893
Capital lease payable, current portion	2,090
Total current liabilities	40,600
LONG-TERM LIABILITIES:
Note payable, automobile, long-term portion	4,099
Capital lease payable, long-term portion	1,218
Total long-term liabilities	5,317
STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share; Authorized, 5,000,000 shares; Issued and outstanding, 9,500 shares	10
Preferred “B” stock, par value $.001 per share; Authorized, 5,000,000 shares; Issued and outstanding, 1,000 shares	1
Common stock, par value $.001 per share; Authorized, 100,000,000 shares; Issued and outstanding, 7,216,203 shares	7,276
Paid in capital in excess of par value of stock	2,664,389
Accumulated deficit	(2,534,164)
Accumulated other comprehensive income (primarily cumulative translation adjustment)	95,135
232,647
Less cost of common stock in treasury, 60,000 shares	(9,000)
TOTAL STOCKHOLDERS’ EQUITY	223,647
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 269,564

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2006 AND 2005

(UNAUDITED)

	Three Months Ended April 30		Six Months Ended April 30
	2006	2005	2006	2005
REVENUES:
Sales of machines and terminals	$ 14,056	$ 16,818	$ 27,781	$ 38,066
Sales of surveillance equipment	1,101	42,983	18,879	99,462
Fees	165,923	157,698	319,925	324,113
Other revenue	3,964	6,075	7,405	10,883
Total revenues	185,044	223,574	373,990	472,524
COST AND EXPENSES:
Cost of sales	31,258	54,239	61,067	115,267
Write-off of obsolete inventory	1,754	(13)	3,483	1,825
Consulting and legal fees, paid with common stock and options to purchase common stock	-	168,951	54,468	266,768
Employee bonuses, paid with common stock	-	-	-	80,750
Directors fees, paid with common and preferred stock	-	-	-	551,000
Selling, general and administrative expenses	123,986	212,707	293,180	476,094
Total cost and expenses	156,998	435,884	412,198	1,491,704
INCOME (LOSS) FROM OPERATIONS	28,046	(212,310)	(38,208)	(1,019,180)
OTHER INCOME (EXPENSE):
Interest expense	(205)	(362)	(505)	(625)
Interest income	162	1,500	322	2,500
(Loss) on investment in subsidiary	-	-	-	(16,407)
(Loss) on disposition of assets	(8)	(1,284)	(1,142)	(3,018)
Total other income (expense), net	(51)	(146)	(1,325)	(17,550)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CORPORATION INCOME TAXES	27,995	(212,456)	(39,533)	(1,036,730)
CORPORATION INCOME TAXES	-	-	-	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	27,995	(212,456)	(39,533)	(1,036,730)
(LOSS) FROM DISCONTINUED OPERATION	-	(171,044)	-	(131,675)
NET INCOME (LOSS)	$ 27,995	$(386,500)	$ (39,533)	$(1,168,405)
NET INCOME (LOSS) PER COMMON SHARE-
BASIC AND DILUTED
CONTINUING OPERATIONS	$ 0.00	$ (0.04)	$ (0.01)	$ (0.24)
DISCONTINUED OPERATIONS	$ -	$ (0.03)	$ -	$ (0.03)
NET LOSS	$ 0.00	$ (0.07)	$ (0.01)	$ (0.27)
WEIGHTER AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING- Basic and diluted	7,216,203	5,296,203	7,216,203	5,296,203

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2006 AND 2005

(UNAUDITED)

	Three Months Ended April 30		Six Months Ended April 30
	2006	2005	2006	2005
NET INCOME (LOSS)	$ 27,995	$ (386,500)	$ (39,533)	$ (1,168,405)
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	4,659	(2,119)	5,542	6,605
NET COMPREHENSIVE INCOME (LOSS)	$ 32,654	$ (388,619)	$ (33,991)	$ (1,161,800)

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2006 AND 2005

(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERTING ACTIVITIES:
Net (loss) from continuing operations	$ (39,533)	$ (1,036,730)
Adjustments to reconcile net (loss) to net cash (used) by operating activities of continuing operations:
(Loss) from discontinued operations	-	(131,675)
Depreciation	8,817	6,884
Inventory impairment	4,878	3,517
Provision for doubtful accounts	1,752	16,813
Loss on disposal of fixed asset	1,139	3,018
Loss on sale of subsidiaries	-	169,595
Common and preferred stock issued for directors’ fees	-	551,000
Common stock and options issued for consulting and
legal fees	-	266,768
Common stock issued for employee bonuses	-	80,750
Deferred compensation	54,468	-
Changes in operating assets and liabilities:
Accounts and other receivables	915	16,539
Inventories	(12,755)	28,982
Prepaid expenses and deposits	10,371	(10,766)
Accounts payable and accrued expenses	(46,071)	(76,343)
Customer deposits	-	(8,312)
G.S.T and P.S.T. payable	(180)	(3,095)
Net cash (used) by operating activities	(16,199)	(123,055)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable	-	(52,500)
Deposit on purchase of fixed assets	-	(795)
Proceeds from sales of fixed assets	-	174
Purchases of property and equipment	(3,690)	(7,502)
Net cash (used) by investing activities	(3,690)	(60,623)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(1,544)	(2,148)
Repayment on capital leases	(938)	(1,231)
Net cash (used) by financing activities	(2,482)	(3,379)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	5,542	6,605

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED APRIL 30, 2006 AND 2005

(UNAUDITED)

	2006	2005
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$ (16,829)	$ (180,452)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,845	221,513
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 43,016	$ 41,061

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest	$ 503	$ 753
Taxes	$ -	$ -

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Directors’ fees paid with issuance of common and preferred stock	$ -	$ 551,000
Consulting and legal fees paid with the issuance of common stock and options	$ -	$ 529,555
Employee bonuses paid with the issuance of common stock	$ -	$ 80,750

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented.  Operating results for the six months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ended October 31, 2006.  Accordingly, your attention is directed to the footnote disclosures found in the October 31, 2005 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

2.

SUBSEQUENT EVENT

On January 21, 2005, the Company provided SMS Mobility with a loan for $50,000, accruing interest at a rate of 12% per year.  During the 4th quarter of 2005, management determined the loan to have no value, and wrote off the total amount of the loan and accrued interest.  In May 2006, the Company received $25,000 as partial repayment of the original loan balance, and in June 2006 a further $5,000 was received.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Through its operating subsidiaries, Security Bancorp, Inc. ("SBI") and Interglobe Ltd. (“ITL”), MoneyFlow Systems International Inc. ("Moneyflow" or the "Company") supplies, installs, maintains and manages Automated Teller Machines ("ATMs") and provides transaction processing services for card holders using these devices.  The machines are placed on the premises of businesses for the purpose and convenience of dispensing cash and other services to the public and the merchant.  Moneyflow has provided these services to approximately 180 locations in five Canadian provinces.  Average monthly transaction levels have remained stable over a period of 24 trailing months.  Our sales expenses to outside independent distributors have been virtually eliminated as a result of sales now being handled by corporate staff. Our terminals accept Visa, MasterCard, Interac, Maestro, Cirrus, Circuit and American Express (Canada).

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

The comparative financial statements presented for the six months ended April 30, 2006 and 2005 have been restated to segregate the results of discontinued operations as the Company sold its wholly-owned subsidiary Interglobe Investigation Services, Inc. on March 15, 2005.

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

Shipping and Handling Costs

The Company's policy is to classify shipping and handling costs as part of cost of sales in the statement of operations.

SELECTED FINANCIAL INFORMATION

	Three Months Ended		Six Months Ended
	04/30/2006	04/30/2005	04/30/2006	04/30/2005
Statement of Operations Data:
Total revenue	$ 185,044	$ 223,574	$ 373,990	$ 472,524
Income (Loss) from operations	28,046	(212,310)	(38,208)	(1,019,180)
Income (Loss) from continuing operations before corporation income taxes	27,995	(212,456)	(39,533)	(1,036,730)
Income (loss) from discontinued operations (including loss on disposal)	-	(174,044)	-	(131,675)
Net income (loss)	$ 27,995	$(386,500)	$ (39,533)	$ (1,168,405)
Net income (loss) per share continuing operations	$ 0.00	$ (0.04)	$ (0.01)	$ (0.24)
Net (loss) per share discontinued operations	$ -	$ (0.03)	$ -	$ (0.03)
Balance Sheet Data:
Total assets	$ 269,564	$ 337,778	$ 269,564	$ 337,778
Total liabilities	$ 45,917	$ 88,525	$ 45,917	$ 88,525
Stockholders' equity	$ 223,647	$ 249,253	$ 223,647	$ 249,253

Results of Operations

Six months ended April 30, 2006 compared to six months ended April 30, 2005.

	Six Month Period Ended
	04/30/2006	04/30/2005	Increase
			(Decrease)
Revenues:
Machines and terminals	$ 27,781	$ 38,066	$ (10,285)
Surveillance equipment	18,879	99,462	(80,583)
Fees	319,925	324,113	(4,188)
Other revenue	7,405	10,883	(3,478)
Total Revenues	$ 373,990	$ 472,524	$ (98,534)

Revenues.  Revenues from operations for the six months ended April 30, 2006 were $373,990 as compared to revenues of $472,524 for the six months ended April 30, 2005, a decrease of $98,534 or approximately 21%.  The changes in revenues are summarized as follows:

Sales of Machines and Terminals.  Sales of machines and terminals decreased by $10,825 to $27,781 for the six months ended April 30, 2006, as compared to $38,066 for the six months ended April 30, 2005, approximately a 27% decrease. During the period ending April 30 2006, we focused a considerable amount of resources on the installation of surveillance systems in a hotel chain where we also have ATM terminals. These installations were part of an agreement with the hotel chain to provide installations in order to maintain our contracts for the ATMs. This project has now been completed. In addition, partly as a result of continuing competition, we have installed ATMs which we continue to own and therefore cannot be counted as sales.

CS Surveillance Systems.  Sales of surveillance equipment were $18,879 in the six months ended April 30, 2006, a decrease of 81% or $80,583 from the $99,462 sold during the six months ended April 30, 2005.   During the period ending April 30 2006, we had a decrease in our installation of surveillance systems, and the installation that occurred was at discounted prices to assist us in maintaining ATM contracts with certain locations.

Cost of Sales and Gross Profit (Loss)

Six Month Period Ended
	04/30/2006	04/30/2005	Increase
(Decrease)
Cost of sales:
Machines and terminals	$ 46,797	$ 56,212	$ (9,415)
Surveillance equipment	14,270	59,055	(44,785)
Total Cost of Sales	$ 61,067	$ 115,267	$ (54,200)
Gross Profit (Loss):
Machines and terminals – amount	$ (19,016)	$ (18,146)	$ (870)

Machines and terminals - percentage	(68%)	(48%)	(20%)
Surveillance equipment – amount	4,609	40,407	(35,798)
Surveillance equipment - percentage	24%	41%	(17%)

Cost of Sales and Gross Profit.  The cost of sales decreased by $54,200 to $61,067 for the six months ended April 30, 2006, as compared to $115,267 for the six months ended April 30, 2005.  The decrease in the cost of sales is due primarily to the reduction of ATM terminals sold during the period.

The gross loss for the six months ended April 30, 2006 decreased by $36,668 to ($14,407) as compared to a gross profit of $22,261 for the six months ended April 30, 2005.   This decrease in gross profit (loss) is mainly due to fewer terminals being sold during the period, and the discounted installations of surveillance systems.

Selling, general and administrative expenses

	Six Month Period Ended
	04/30/2006	04/30/2005	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$ 42,821	$ 47,238	$ (4,417)
Advertising	18,497	21,692	(3,195)
Agent, distributor and investor sales and residual fees	7,028	14,542	(7,514)
Bad debt	1,752	25,157	(23,405)
Depreciation	8,817	10,401	(1,584)
Office expense	17,092	33,789	(16,697)
Office rent	12,391	14,659	(2,268)
Salaries and benefits	112,312	197,350	(85,038)
Sales management	25,872	31,129	(5,257)
Sales tax input expense	8,217	7,171	1,046
Travel	11,781	20,216	(8,435)
Vault cash usage fees	5,995	5,694	301
Other selling, general and administrative expenses	20,605	47,056	(26,451)
Total selling, general and administrative expenses	$ 293,180	$ 476,094	$(182,914)

Selling, General and Administration Expenses.  Selling, general and administrative expenses decreased by $182,914 to $293,180 for the six months ended April 30, 2006, as compared to $476,094 for the six months ended April 30, 2005, approximately a 38% decrease.  Several factors contributed to this increase:

Bad debt expense decreased by $23,405, approximately a 93% decrease, as a result of improved collection efforts of accounts receivable and more reliable customers.

Office expense decreased by $16,697, approximately a 49% decrease, as a result of management effort resulting in the successful reduction of office expenses, equipment, and consumable items such as copier and computer supplies.

Salaries and benefits decreased by $85,038, approximately a 43% decrease, as a result of a redistribution of duties and a reduction in staff required to carry on the business.

Other selling, general and administrative expenses decreased by $26,451, approximately a 56% decrease.  This decrease is largely due to the decrease in revenues.

(Loss) From Continuing Operations Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $39,533 for the six months ended April 30, 2006 compared to $1,036,730 for the six months ended April 30, 2005.  This decrease in loss from continuing operations is due to the reduction in consulting fees and other compensation fees, which were largely non cash, and paid for with the issuance of stock in previous quarters.

Corporation Income Taxes.  Corporation income tax for the six months ended April 30, 2006 and 2005 was $-0-.  No income tax expense was due for the six months ended April 30, 2006 due to the availability of net operating loss carry forward and current period losses.

Income (Loss) From Discontinued Operations.  During the six months ended April 30, 2005 we experienced a loss from discontinued operations in the amount of $131,675.  There were no discontinued operations for the six months ended April 30, 2006.  Interglobe Investigation Services, Inc., our wholly-owned subsidiary and our investigations service segment, was sold and operations were discontinued on March 15, 2005.

Three months ended April 30, 2006 compared to three months ended April 30, 2005.

	Three Month Period Ended
	04/30/2006	04/30/2005	Increase
			(Decrease)
Revenues:
Machines and terminals	$ 14,056	$ 16,818	$ (2,762)
Surveillance equipment	1,101	42,983	(41,882)
Fees	165,923	157,698	8,225
Other revenue	3,964	6,075	(2,111)
Total Revenue	$ 185,044	$ 223,574	$ (38,530)

Revenues.  Revenues from operations for the three months ended April 30, 2006 were $185,044 as compared to revenues of $223,574 for the three months ended April 30, 2005, a decrease of $38,530 or approximately 17%.  The changes in revenues are summarized as follows:

CS Surveillance Systems.  Sales of surveillance equipment were $1,101 in the three months ended April 30, 2006, a decrease of 97% or $41,882 from the $42,983 sold during the three months ended April 30, 2005.  During the three months ended April 30, 2006, we had minimal installation of surveillance systems, causing the significant drop in revenues.

	Three Month Period Ended
	04/30/2006	04/30/2005	Increase
			(Decrease)
Cost of sales:
Machines and terminals	$ 26,956	$ 21,750	$ 5,206
Surveillance equipment	4,302	53,383	(49,081)
Total Cost of Sales	$ 31,258	$ 75,133	$ (43,875)
Gross Profit (Loss):
Machines and terminals – amount	$ (12,900)	$ (4,932)	$ 7,968
Machines and terminals - percentage	(92%)	(29%)	63%
Surveillance equipment – amount	$ (3,201)	$ (10,400)	$ (7,199)
Surveillance equipment - percentage	(291%)	(24%)	(267%)

Cost of Sales and Gross Profit.  The cost of sales decreased by $43,875 to $31,258 for the three months ended April 30, 2006, as compared to $75,133 for the three months ended April 30, 2005, approximately a 58% decrease.  This decrease in cost of sales is due primarily to the reduction of ATM terminals sold, and the discounted price of installation of surveillance systems.

The gross loss for the three months ended April 30, 2006 increased by $769 to a loss of $16,101, as compared to $15,332, approximately a 5% increase.  This increase in gross loss is primarily due to fewer terminals being sold during the period, and the decrease in installation of surveillance systems.

	Three Month Period Ended
	04/30/2006	04/30/2005	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$ 17,624	$ 28,839	$ (11,215)
Advertising	3,021	12,063	(9,042)
Agent, distributor and investor sales and residual fees	3,069	5,483	(2,414)
Bad debt	206	8,781	(8,575)
Depreciation	2,320	4,226	(1,906)
Office expense	9,730	15,280	(5,550)
Office rent	6,377	6,775	(398)
Salaries and benefits	55,452	77,870	(22,418)
Sales management	13,028	12,154	874
Sales tax input expense	4,509	3,098	1,411

Travel	3,898	12,537	(8,639)
Vault cash usage fees	2,830	2,814	16
Other selling, general and administrative expenses	1,922	22,787	(20,865)
Total Selling, general and administrative expenses	$ 123,986	$ 212,707	$ (88,721)

Selling, General and Administration Expenses.  Selling, general and administrative expenses decreased by $88,721 to $123,986 for the three months ended April 30, 2006, as compared to $212,707 for the three months ended April 30, 2005, approximately a 42% decrease. Several factors contributed to this decrease.  Our accounting, legal and professional expenses decreased $11,215, or 39%, due to non-cash stock issuances for professional services in the three months ended April 30, 2005 and none for the three months ended April 30, 2006.  Advertising decreased by $9,042, or 75%, due to management decreasing its efforts on other aspects of the business for the three months ended April 30, 2006.  Bad debts decreased $8,575, or 98%, as we improved our collection efforts, and had more reliable customers.  Salaries and benefits decreased by $22,418, or 29%, as a result of a redistribution of duties and a reduction in staff required to carry on the business.  Travel decreased by $8,639, or 69%, as a direct result of the decrease in revenues.  Other selling, general and administrative expenses decreased by $20,865, or 92%, also as a result of the decrease in revenues.

Income (Loss)From Continuing Operations Before Corporation Income Taxes.  We had net income before corporation income taxes of $27,995 for the three months ended April 30, 2006 compared to a net loss of $212,456 for the three months ended April 30, 2005.  The decrease in net loss was primarily the result of non-cash stock compensation payments to consultants amortized during the three months ended April 30, 2005.

Corporation Income Taxes.  Corporation income tax for the three months ended April 30, 2006 and 2005 was $-0-.  No income tax expense was due for the three months ended April 30, 2006 due to the availability of net operating loss carryforward and current period losses.

Income (Loss) From Discontinued Operations.  We had a net loss from discontinued operations of $171,044 for the three months ended April 30, 2005.  We had no activity relating to discontinued operations for the three months ended April 30, 2006.  Intercash POS Systems, Ltd., our wholly-owned subsidiary was sold on September 1, 2004 and Interglobe Investigation Services, Inc., our wholly-owned subsidiary was sold on March 15, 2005.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the six months ended April 30, 2006, the average exchange rate was 1.160 United States dollars to Canadian dollars.  This is a 3% decrease from the six months ended April 30, 2005 in which the average exchange rate was 1.122 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have nominal fixed expenses such as an annual lease payment of approximately $20,000 (Canadian) per year.

Working capital is summarized and compared as follows:

April 30,

2006

2005

Current assets

$

224,327

$

285,895

Current liabilities

40,600

79,467

Working capital

$

183,727

$

206,428

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

Our net cash used by operations was $16,199 for the six months ended April 30, 2006 as compared to net cash used of $123,055 for the six months ended April 31, 2005.  The $106,856 decrease in cash used was primarily the result of a $1,036,730 decrease in our net loss from continuing operations offset by the $898,518 non-cash stock compensation paid for directors’ fees, consulting and legal fees and employee bonuses for the six months ended April 30, 2005.  We also experienced a $131,675 net loss from discontinued operations for the six months ended April 30, 2005, which we did not have for the six months ended April 30, 2006

Our net cash used by investing activities was $3,690 for the six months ended April 30, 2006 as compared to $60,623 for the six months ended April 30, 2005.  We used $52,500 during the six months ended April 30, 2005 to fund a loan receivable from SMS Mobility with whom we entered into a Technology Joint Venture Agreement on January 21, 2005.  The loan was written off for the year ended October 31, 2005.  In addition, we had purchases of property and equipment of $3,690 and $7,502 for the six months ended April 30, 2006 and 2005, respectively.

Our net cash used by financing activities was $2,482 during the six months ended April 30, 2006 as compared to $3,379 for the six months ended April 30, 2005.  We used the cash to repay notes payable in the amounts of $1,544 and $2,148, and repay capital leases in the amounts of $938 and $1,231 during the six months ended April 30, 2006 and 2005, respectively.

Our only term debt consists of a vehicle loan and a capital lease totaling approximately $10,300, of which $5,317 is long-term.  Our term debt matures at various periods through 2008 and bears interest of approximately eight percent.  We believe, but can provide no assurance, that we have available resources, both commercial and private, should we need additional capital to fund our cash flows from operations or investing activities.

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

Dated:  June 16, 2006

MONEYFLOW SYSTEMS INTERNATIONAL INC., a Nevada corporation

By:  /s/ Harold F. Schultz

Harold F. Schultz, President, CEO, Director, Chairman of the Board, CFO and Chief Accounting Officer