Form 10QSB
period 2006-07-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2006-09-13
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-QSB

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Large accelerated filer ☐	Accelerated file ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of September 13, 2006
Common stock, $0.001 par value	7,216,203

The issuer is not using the Transitional Small Business Disclosure format.

MONEYFLOW SYSTEMS INTERNATIONAL INC.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

JULY 31, 2006

(UNAUDITED)

ASSETS CURRENT ASSETS
Cash and cash equivalents	$ 75,513
Accounts receivable, net of allowance for doubtful accounts of $8,940	35,507
Inventories	180,084
Prepaid expenses and other current assets	15,315
TOTAL CURRENT ASSETS	306,419

PROPERTY AND EQUIPMENT, net of accumulated depreciation	39,766
OTHER ASSETS
Rent security deposit	2,765
TOTAL ASSETS	$ 348,950

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

JULY 31, 2006

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 59,113
G.S.T. and P.S.T. payable	3,806
Note payable, automobile, current portion	3,744
Capital lease payable, current portion	2,056

TOTAL CURRENT LIABILITIES	68,719
LONG-TERM LIABILITIES:
Note payable, automobile, long-term portion	2,174
Capital lease payable, long-term portion	635

TOTAL LONG-TERM LIABILITIES	2,809
STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share; Authorized, 5,000,000 shares; Issued and outstanding, 9,500 shares	10
Preferred “B” stock, par value $.001 per share; Authorized, 5,000,000 shares; Issued and outstanding, 1,000 shares	1
Common stock, par value $.001 per share; Authorized, 100,000,000 shares; Issued and outstanding, 7,216,203 shares	7,276
Paid in capital in excess of par value of stock	2,664,389
Accumulated deficit	(2,476,519)
Accumulated other comprehensive income (primarily cumulative translation adjustment)	91,265
286,422
Less cost of common stock in treasury, 60,000 shares	(9,000)

TOTAL STOCKHOLDERS’ EQUITY	277,422
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 348,950

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2006 AND 2005

(UNAUDITED)

	Three Months Ended July 31		Nine Months Ended July 31
	2006	2005	2006	2005
REVENUES
Sales of machines and terminals	$ 20,339	$ 12,531	$ 48,120	$ 50,597
Sales of surveillance equipment	31,145	25,139	50,024	124,601
Fees	159,312	170,446	479,237	494,559
Other revenue	4,486	3,384	11,891	14,267
TOTAL REVENUES	215,282	211,500	589,272	684,024
COST AND EXPENSES
Cost of sales	45,910	39,775	106,977	155,041
Write-off of obsolete inventory	1,807	1,635	5,290	3,460
Consulting and legal fees, paid with common stock and options to purchase common stock	-	108,951	54,468	375,720
Employee bonuses, paid with common stock	-	-	-	80,750
Directors fees, paid with common and preferred stock	-	-	-	551,000
Selling, general and administrative expenses	171,314	172,994	464,494	649,088
TOTAL COST AND EXPENSES	219,031	323,355	631,229	1,815,059
INCOME (LOSS) FROM OPERATIONS	(3,749)	(111,855)	(41,957)	(1,131,035)
OTHER INCOME (EXPENSE):
Recovery of bad debts	57,936	-	57,936	-
Interest expense	(238)	(335)	(743)	(960)
Interest income	3,710	1,500	4,032	4,000
(Loss) on investment in subsidiary	-	-	-	(16,407)
(Loss) on disposition of assets	(14)	17	(1,156)	(3,001)
TOTAL OTHER INCOME (EXPENSE), NET	61,394	1,182	60,069	(16,368)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CORPORATION INCOME TAXES	57,645	(110,673)	18,112	(1,147,403)
CORPORATION INCOME TAXES	-	-	-	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	57,645	(110,673)	18,112	(1,147,403)
(LOSS) FROM DISCONTINUED OPERATION	-	(362)	-	(132,037)
NET INCOME (LOSS)	$ 57,645	$(111,035)	$ 18,112	$(1,279,440)

NET INCOME (LOSS) PER COMMON SHARE-
BASIC AND DILUTED

CONTINUING OPERATIONS	$ 0.01	$ (0.02)	$ -	$ (0.24)
DISCONTINUED OPERATIONS	$ -	$ -	$ -	$ (0.03)
NET LOSS	$ 0.01	$ (0.02)	$ -	$ (0.27)
WEIGHTED AVERAGE

NUMBER OF COMMON SHARES OUTSTANDING- Basic and diluted	7,216,203	5,377,725	7,216,203	4,726,212

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2006 AND 2005

(UNAUDITED)

	Three Months Ended July 31		Nine Months Ended July 31
	2006	2005	2006	2005
NET INCOME (LOSS)	$ 57,645	$ (111,035)	$ 18,112	$ (1,279,440)
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(7,311)	332	(2,297)	6,937
NET COMPREHENSIVE INCOME (LOSS)	$ 50,334	$ (110,703)	$ 15,815	$ (1,272,503)

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2006 AND 2005

(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERTING ACTIVITIES:
Net income (loss) from continuing operations	$ 18,112	$ (1,147,403)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities of continuing operations:
(Loss) from discontinued operations	-	(132,037)
Depreciation	16,043	14,773
Inventory impairment	5,290	3,460
Provision for doubtful accounts	5,682	52,583
Loss on disposal of fixed asset	1,156	3,001
Loss on sale of subsidiaries	-	174,355
Common and preferred stock issued for directors’ fees	-	551,000
Common stock and options issued for consulting and
legal fees	-	375,719
Common stock issued for employee bonuses	-	80,750
Deferred compensation	54,468	-
Changes in operating assets and liabilities:
Accounts and other receivables	(16,511)	(422)
Inventories	(36,123)	11,427
Prepaid expenses and deposits	666	(1,364)
Accounts payable and accrued expenses	(17,454)	(86,496)
Customer deposits	-	(8,312)
G.S.T and P.S.T. payable	783	(2,084)
Net cash provided (used) by operating activities	32,112	(111,050)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable	-	(54,000)
Deposit on purchase of fixed assets	-	(817)
Proceeds from sales of fixed assets	-	173
Purchases of property and equipment	(9,975)	(6,793)
Net cash (used) by investing activities	(9,975)	(61,437)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(2,617)	(2,783)
Repayment on capital leases	(1,555)	(1,620)
Net cash (used) by financing activities	(4,172)	(4,403)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,297)	6,937

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED JULY 31, 2006 AND 2005

(UNAUDITED)

	2006	2005
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ 15,668	$ (169,953)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,845	221,513
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 75,513	$ 51,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest	$ 743	$ 960
Taxes	$ -	$ -

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Directors’ fees paid with issuance of common and preferred Stock	$ -	$ 551,000
Consulting and legal fees paid with the issuance of common stock and options	$ 54,468	$ 529,555
Employee bonuses paid with the issuance of common stock	$ -	$ 80,750

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented.  Operating results for the nine months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ended October 31, 2006.  Accordingly, your attention is directed to the footnote disclosures found in the October 31, 2005 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Income (Loss) Per Share - The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with FASB 128, any anti-dilutive effects on net earnings (loss) per share are excluded. As of July 31, 2006, there were 150,000 potentially dilutive common shares outstanding, all of which have been excluded from the diluted shares outstanding because they were anti-dilutive.

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

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Corporation Income Taxes – No corporation income tax expense was due for the nine months ended July 31, 2006 due to the availability of net operating loss carry forward from previous years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Through its operating subsidiaries, Security Bancorp, Inc. ("SBI") and Interglobe Ltd. (“ITL”), MoneyFlow Systems International Inc. ("MoneyFlow" or the "Company") supplies, installs, maintains and manages Automated Teller Machines ("ATMs") and provides transaction processing services for card holders using these devices.  The machines are placed on the premises of businesses for the purpose and convenience of dispensing cash and other services to the public and the merchant.  MoneyFlow has provided these services to approximately 180 locations in five Canadian provinces.  Average monthly transaction levels have remained stable over a period of 24 trailing months.  Our sales expenses to outside independent distributors and related costs have been virtually eliminated as a result of sales now being handled by corporate staff. Our terminals accept Visa, MasterCard, Interac, Maestro, Cirrus, Circuit and American Express (Canada).

In October of 2004 the Company acquired Interglobe Investigation Services, Inc. to expand the Company’s investigation services and video surveillance product line.  On March 15, 2005, Interglobe Investigation Services, Inc. was sold and the Company organized Interglobe Ltd., the successor for the Company’s surveillance operations.  The Company continues to develop its own Remote Access Digital Video Recorder, which is the central feature of this surveillance system.  We are constantly updating our knowledge of technical advancements with remote access digital video surveillance and we may from time to time acquire new products and technology to keep us at the forefront of the technology.  We carry a range of products to round out the product line to provide surveillance systems capable of serving the smallest to the most sophisticated requirements.  Our capability now ranges from a simple one camera observation system to multiples of hundreds of cameras, together with the supporting viewing and recording capabilities.  The systems are being installed in retail, hospitality and other businesses, and in industrial and government facilities to provide remote access video surveillance to detect events, including cash and inventory shrinkage, security intrusions, theft, vandalism, and for general surveillance.  In January 2006 we completed one of our largest installations for a hotel chain with eight locations.  Users of the system may access digital camera images remotely from anywhere in the world via the Internet.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of MoneyFlow Systems International, Inc. and its wholly-owned subsidiaries, Security Bancorp, Inc., and Interglobe, Ltd. from March 16, 2005.

The comparative condensed financial statements presented for the nine months ended July 31, 2006 and 2005 have been restated to segregate the results of discontinued operations as the Company sold its wholly-owned subsidiary Interglobe Investigation Services, Inc. on March 15, 2005.

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

No new stock was issued during the quarter.

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

Shipping and Handling Costs

The Company's policy is to classify shipping and handling costs as part of cost of sales in the statement of operations.

SELECTED FINANCIAL INFORMATION

	Three Month Period Ended		Nine Month Period Ended
	07/31/2006	07/31/2005	07/31/2006	07/31/2005
Statement of Operations Data:
Total revenue	$ 215,282	$ 211,500	$ 589,272	$ 684,024
Income (Loss) from operations	(3,749)	(111,855)	(41,957)	(1,131,035)
Income (Loss) from continuing operations before corporation income taxes	57,645	(110,673)	18,112	(1,147,403)
Income (loss) from discontinued operations (including loss on disposal)	-	(362)	-	(132,037)
Net income (loss)	$ 57,645	$ (111,035)	$ 18,112	$ (1,279,440)
Net income (loss) per share continuing operations	$ 0.01	$ (0.02)	$ -	$ (0.24)
Net (loss) per share discontinued operations	$ -	$ -	$ -	$ (0.03)
Balance Sheet Data:
Total assets			$ 348,950	$ 346,629
Total liabilities			71,528	94,368
Stockholders' equity			$ 277,422	$ 252,261

Results of Operations

Nine months ended July 31, 2006 compared to nine months ended July 31, 2005.

	Nine Month Period Ended
	07/31/2006	07/31/2005	Increase
			(Decrease)
Revenues:
Machines and terminals	$ 48,120	$ 50,597	$ (2,477)
Surveillance equipment	50,024	124,601	(74,577)
Fees	479,237	494,559	(15,322)
Other revenue	11,891	14,267	(2,376)
Total Revenues	$ 589,272	$ 684,024	$ (94,752)

Revenues.  Revenues from operations for the nine months ended July 31, 2006 were $589,272 as compared to revenues of $684,024 for the nine months ended July 31, 2005, a decrease of $94,752 or approximately 14%.  The changes in revenues are summarized as follows:

CS Surveillance Systems.  Sales of surveillance equipment were $50,024 in the nine months ended July 31, 2006, a decrease of 60% or $74,577 from the $124,601 sold during the nine months ended July 31, 2005.   During the period ending July 31 2006, we had a decrease in our installation of surveillance systems, and the installation that occurred was at discounted prices to assist us in maintaining ATM contracts with certain locations.

Cost of Sales and Gross Profit (Loss)

	Nine Month Period Ended
	07/31/2006	07/31/2005	Increase
			(Decrease)
Cost of sales:
Machines and terminals	$ 73,366	$ 77,364	$ (3,998)
Surveillance equipment	33,611	77,677	(44,066)
Total Cost of Sales	$ 106,977	$ 155,041	$ (48,064)
Gross Profit (Loss):
Machines and terminals – amount	$ (25,246)	$ (26,767)	$ (1,522)
Machines and terminals - percentage	(52%)	(53%)	1%
Surveillance equipment – amount	16,413	46,924	(30,511)
Surveillance equipment - percentage	33%	38%	(5%)

Cost of Sales and Gross Profit.  The cost of sales decreased by $48,064 to $106,977 for the nine months ended July 31, 2006, as compared to $155,041 for the nine months ended July 31, 2005.  The decrease in the cost of sales is due primarily to the reduction of ATM terminals and surveillance systems sold during the period.

The gross loss for the nine months ended July 31, 2006 decreased by $28,989 to $8,833 as compared to a gross profit of $20,156 for the nine months ended July 31, 2005.   This change from gross profit to a loss is mainly due to fewer terminals being sold during the period, and the discounted installations of surveillance systems.

Selling, general and administrative expenses

	Nine Month Period Ended
	07/31/2006	07/31/2005	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$ 56,805	$ 55,911	$ 894
Advertising	21,312	52,283	(30,971)
Agent, distributor and investor sales and residual fees	11,917	21,643	(9,726)
Bad debt	5,682	52,583	(46,901)
Depreciation	16,043	18,233	(2,190)
Office expense	21,015	15,689	5,326
Office rent	19,088	16,403	2,685
Salaries and benefits	170,145	241,920	(71,775)
Sales management	39,293	43,177	(3,884)
Sales tax expense	13,414	11,652	1,762
Travel	20,141	23,322	(3,181)
Vault cash usage fees	9,394	10,327	(933)
Other selling, general and administrative expenses	60,245	85,945	(25,700)
Total selling, general and administrative expenses	$ 464,494	$ 649,088	$(184,594)

Selling, General and Administration Expenses.  Selling, general and administrative expenses decreased by $184,594 to $464,494 for the nine months ended July 31, 2006, as compared to $649,088 for the nine months ended July 31, 2005, approximately a 28% decrease.  Several factors contributed to this decrease:

Advertising expense decreased by $30,971, approximately a 59% decrease, as a result of a cutback in overall advertising and promotional expenditures by the company, as well as a decrease in participation in tradeshows.  In addition, for the nine months ended July 31, 2005, there were advertising expenses associated with a contract for surveillance equipment to a customer which no longer existed for the nine months ended July 31, 2006.

Bad debt expense decreased by $46,901, approximately an 89% decrease, as a result of improved collection efforts of accounts receivable and more reliable customers.

Salaries and benefits decreased by $71,775, approximately a 30% decrease, as a result of a redistribution of duties and a reduction in staff required to carry on the business.

Other selling, general and administrative expenses decreased by $25,700, approximately a 30% decrease.  This decrease is partly due to the decrease in revenues, as well as a decrease in overall spending by the company.

(Loss) From Continuing Operations Before Corporation Income Taxes.  We had net income before corporation income taxes of $18,112 for the nine months ended July 31, 2006 compared to a net loss of $1,147,403 for the nine months ended July 31, 2005.  This change from net income to a net loss from continuing operations is due to the reduction in consulting fees and other compensation fees, which were largely non cash, and paid for with the issuance of stock in previous quarters, as well as a reduction in spending for general and administrative expenses.

Corporation Income Taxes.  Corporation income tax for the nine months ended July 31, 2006 and 2005 was $-0-.  No income tax expense was due for the nine months ended July 31, 2006 due to the availability of net operating loss carry forward and current period losses.

Income (Loss) From Discontinued Operations.  During the nine months ended July 31, 2005 we experienced a loss from discontinued operations in the amount of $132,037.  There were no discontinued operations for the nine months ended July 31, 2006.  Interglobe Investigation Services, Inc., our wholly-owned subsidiary and our investigations service segment, was sold and operations were discontinued on March 15, 2005.

Three months ended July 31, 2006 compared to three months ended July 31, 2005.

	Three Month Period Ended		Increase
	07/31/2006	07/31/2005	(Decrease)
Revenues:
Machines and terminals	$ 20,339	$ 12,531	$ 7,808
Surveillance equipment	31,145	25,139	6,006
Fees	159,312	170,446	(11,134)
Other revenue	4,486	3,384	1,102
Total Revenue	$ 215,282	$ 211,500	$ 3,782

Revenues.  Revenues from operations for the three months ended July 31, 2006 were $215,282 as compared to revenues of $211,500 for the three months ended July 31, 2005, an increase of $3,782 or approximately 2%.

	Three Month Period Ended		Increase
	07/31/2006	07/31/2005	(Decrease)
Cost of sales:
Machines and terminals	$ 26,569	$ 21,153	$ 5,416
Surveillance equipment	19,341	18,622	719
Total Cost of Sales	$ 45,910	$ 39,775	$ 6,135
Gross Profit (Loss):
Machines and terminals – amount	$ (6,230)	$ (8,622)	$ (2,392)
Machines and terminals - percentage	(31%)	(69%)	(38%)
Surveillance equipment – amount	$ 11,804	$ 6,517	$ 5,287
Surveillance equipment - percentage	38%	26%	12%

Cost of Sales and Gross Profit.  The cost of sales increased by $6,135 to $45,910 for the three months ended July 31, 2006, as compared to $39,775 for the three months ended July 31, 2005, approximately a 15% increase.  This increase appears reasonable in relation to the increase in revenues described above.

The gross income for the three months ended July 31, 2006 increased by $7,679 to income of $5,574, as compared to a loss of $2,105 for the three months ended July 31, 2005, approximately a 365% increase.  This increase appears reasonable due to the increase in revenues described above.

	Three Month Period Ended
	07/31/2006	07/31/2005	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$ 13,984	$ 8,673	$ 5,311
Advertising	2,815	3,576	(761)
Agent, distributor and investor sales and residual fees	4,889	7,101	(2,212)
Bad debt	3,930	27,428	(23,498)
Depreciation	7,226	7,832	(606)
Office expense	3,923	2,608	1,315
Office rent	6,697	1,744	4,953
Salaries and benefits	57,833	44,570	13,263
Sales management	13,421	12,048	1,373
Sales tax input expense	5,197	4,481	716
Travel	8,360	3,106	5,254
Vault cash usage fees	3,399	4,633	(1,234)
Other selling, general and administrative expenses	39,640	45,194	(5,554)
Total Selling, general and administrative expenses	$ 171,314	$ 172,994	$ (1,680)

Selling, General and Administration Expenses.  Selling, general and administrative expenses decreased by $1,680 to $171,314 for the three months ended July 31, 2006, as compared to $172,994 for the three months ended July 31, 2005, approximately a 1% decrease. Bad debts decreased $23,498, or 86%, as we improved our collection efforts, and had more reliable customers.  Salaries and benefits increased by $13,263, or 30%, as a result of an increase in the number of employees required to carry on the business and an increase in some employee’s salaries.

Income (Loss) From Continuing Operations Before Corporation Income Taxes.  We had net income before corporation income taxes of $57,645 for the three months ended July 31, 2006 compared to a net loss of $110,673 for the three months ended July 31, 2005.  The decrease in net loss was primarily the result of non-cash stock compensation payments to consultants amortized during the three months ended July 31, 2005.

Corporation Income Taxes.  Corporation income tax for the three months ended July 31, 2006 and 2005 was $-0-.  No income tax expense was due for the three months ended July 31, 2006 due to the availability of net operating loss carryforward and current period losses.

Income (Loss) From Discontinued Operations.  We had a net loss from discontinued operations of $362 for the three months ended July 31, 2005.  We had no activity relating to discontinued operations for the three months ended July 31, 2006.  Intercash POS Systems, Ltd., our wholly-owned subsidiary was sold on September 1, 2004 and Interglobe Investigation Services, Inc., our wholly-owned subsidiary was sold on March 15, 2005.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the nine months ended July 31, 2006, the average exchange rate was 1.145 United States dollars to Canadian dollars.  This is a 7% decrease from the nine months ended July 31, 2005 in which the average exchange rate was 1.228 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have nominal fixed expenses such as an annual lease payment of approximately $20,000 (Canadian) per year.

Working capital is summarized and compared as follows:

	July 31
	2006	2005
Current assets	$ 306,419	$ 253,068
Current liabilities	68,719	86,406
Working capital	$ 237,700	$ 166,662

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

Our net cash provided by operations was $32,112 for the nine months ended July 31, 2006 as compared to net cash used of $111,050 for the nine months ended July 31, 2005.  The $143,162 increase in cash provided was primarily the result of net income from continuing operations for the nine months ended July 31, 2006 of $18,112, as compared to a net loss from continuing operations for the nine months ended July 31, 2005 of $1,147,403, offset by the $1,181,824 non-cash stock compensation paid for directors’ fees, consulting and legal fees and employee bonuses for the nine months ended July 31, 2005.  We also experienced a $132,037 net loss from discontinued operations for the nine months ended July 31, 2005, which we did not have for the nine months ended July 31, 2006

Our net cash used by investing activities was $9,975 for the nine months ended July 31, 2006 as compared to $61,437 for the nine months ended July 31, 2005.  We used $54,000 during the nine months ended July 31, 2005 to fund a loan receivable from SMS Mobility with whom we entered into a Technology Joint Venture Agreement on January 21, 2005.  The loan was written off for the year ended October 31, 2005.  However, during the nine months ended July 31, 2006, the loan was received in full.  In addition, we had purchases of property and equipment of $9,975 and $6,793 for the nine months ended July 31, 2006 and 2005, respectively.

Our net cash used by financing activities was $4,172 during the nine months ended July 31, 2006 as compared to $4,403 for the nine months ended July 31, 2005.  We used the cash to repay notes payable in the amounts of $2,617 and $2,783, and repay capital leases in the amounts of $1,555 and $1,620 during the nine months ended July 31, 2006 and 2005, respectively.

Our only term debt consists of a vehicle loan and a capital lease totaling approximately $8,600, of which $2,809 is long-term.  Our term debt matures at various periods through 2008 and bears interest of approximately eight percent.  We believe, but can provide no assurance, that we have available resources, both commercial and private, should we need additional capital to fund our cash flows from operations or investing activities.

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

Dated:  September 13, 2006

MONEYFLOW SYSTEMS INTERNATIONAL INC., a Nevada corporation

By:  /s/ Harold F. Schultz

Harold F. Schultz, President, CEO, Director, Chairman of the Board, CFO and Chief Accounting Officer