Form 10KSB
period 2006-10-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2007-02-01
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

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

The issuer's total net sales for the fiscal year ended October 31, 2006 were $752,752.

As of January 30, 2007, there were 7,216,203 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer.  As of January 30, 2007, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board, was approximately $164,500.

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

Since May, 1999, Security Bancorp has been successful in supplying, installing, maintaining and managing ATM machines which it places on the premises of property owners and businesses for the purpose and convenience of dispensing cash and other services.  As of January 30, 2007, Security Bancorp operates over 200 ATMs in five Canadian Provinces.  Security Bancorp is a member of the Automated Teller Machine Industry Association (ATMIA) which serves the industry in Canada and the United States.  Security Bancorp has placed ATMs in convenience stores, grocery stores, service stations, hotels, motels, hospitals, night clubs, casinos, restaurants, truck stores, airports and many other locations.  Security Bancorp's ATMs accept VISA, Mastercard, Interac, Maestro, Cirrus, Circuit and American Express (Canada).  Security Bancorp has a website located at http://www.cashstation.net.  Security Bancorp operates its ATMs under the trademark "CA$H STATION(R)."

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

As of January 30, 2007, Security Bancorp has placed and holds under management ATMs at over 200 locations across Canada, primarily in the provinces of Ontario, Alberta, Saskatchewan, British Columbia and Manitoba.  We are also building a presence in certain other targeted Canadian provinces.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MoneyFlow had 7,216,203 shares of common stock outstanding as of January 30, 2007.

Number of Shareholders

The number of beneficial shareholders of record of the Common Stock of the Company as of the close of business on January 30, 2007 was approximately 66.

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

Fiscal Period	Average Low	Average High
Fourth Quarter 2006	$.03	$.035
Third Quarter 2006	$.035	$.042
Second Quarter 2006	$.045	$.052
First Quarter 2006	$.05	$.06
Fourth Quarter 2005	$.05	$.05
Third Quarter 2005	$.06	$.10
Second Quarter 2005	$.19	$29
First Quarter 2005	$.51	$.72
Fourth Quarter 2004	$0.33	$1.01

Third Quarter 2004	$0.50	$1.40
Second Quarter 2004	$1.10	$1.90
First Quarter 2004	$0.80	$1.60
Fourth Quarter 2003	$0.60	$2.50
Third Quarter 2003	$1.00	$3.60
Second Quarter 2003	$1.60	$10.10
First Quarter 2003	$1.00	$13.30

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Disclosure of Equity Compensation Plans

The Company maintains the 2004 Benefit Plan (the "Benefit Plan"), pursuant to which it may grant equity awards to eligible persons.  The Benefit Plan allows the Board of Directors to issue shares of MoneyFlow common stock or grant options to purchase shares of MoneyFlow common stock to employees, consultants and advisors of the Company or its subsidiaries.  As of January 30, 2007, no options had been granted or shares issued under the Benefit Plan.  Pursuant to the Company's previous plan, the 2002 Stock Option Plan, 537,500 shares of common stock were issued to the Company's directors and employees of Security Bancorp on December 10, 2004.  Subsequent to that date, the 2002 Stock Option Plan was discontinued and the Company maintains only the Benefit Plan as of the date of this filing.  The table below lists information on our equity compensation plans as of October 31, 2005.

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

Recent Sales of Unregistered Securities

During the fiscal years ended October 31, 2005 and October 31, 2006, the Company issued shares of common stock as follows:

•

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

•

10,000 shares of Class A preferred stock were issued to Ryan Henning on November 19, 2004 for professional services, in reliance on the exemption from registration provided by § 4.2 of the Securities Act.

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

In October of 2004 the Company acquired Interglobe Investigation Services, Inc. to expand the Company’s investigation services and video surveillance product line.  On March 15, 2005, Interglobe Investigation Services, Inc. was sold and the Company organized Interglobe Ltd., the successor for the Company’s surveillance operations.  The Company originally developed its own Remote Access Digital Video Recorder, which is the central feature of this surveillance system.  We are constantly updating our knowledge of technical advancements with remote access digital video surveillance and we may from time to time acquire new products and technology to keep us at the forefront of the technology.  We carry a range of products to round out the product line to provide surveillance systems capable of serving the smallest to the most sophisticated requirements.  Our capability now ranges from a simple one camera observation system to multiples of hundreds of cameras, together with the supporting, viewing, and recording capabilities.  The systems are being installed in retail, hospitality and other businesses, and in industrial and government facilities to provide remote access video surveillance to detect events, including cash and inventory shrinkage, security intrusions, theft, vandalism, and for general surveillance.  Users of the system may access digital camera images remotely from anywhere in the world via the Internet.

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

The comparative financial statements presented for the year ended October 31, 2006 and 2005 have been restated to segregate the results of discontinued operations as the Company sold its wholly-owned subsidiary Interglobe Investigation Services, Inc. on March 15, 2005.

All material inter-company accounts and transactions have been eliminated.

Revenue Recognition Policy

The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales discounts.  The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," (SAB 104).  Our revenues are recorded under the following categories:

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

No new stock was issued during the year ended October 31, 2006

Stock Based Compensation

Through October 31, 2005, as permitted by FAS 123, as amended, the Company accounts for stock options issued to employees using the intrinsic value method as prescribed by APB 25. Under this method no expense is recognized for options issued with an exercise price equal to or greater than the market price of the stock on the date of grant. Expense for options or warrants issued to non-employees is recorded in the financial statements at estimated fair value. For options issued to employees, the Company is subject to proforma disclosures based on the estimated fair value of options issued.

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

Effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95” using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. For stock-based awards issued on or after November 1, 2005, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used previously under SFAS No. 12.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

2005

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

3 years

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

Shipping and Handling Costs

The Company's policy is to classify shipping and handling costs as part of cost of sales in the statement of operations.

SELECTED FINANCIAL INFORMATION

Year Ended
	10/31/2006	10/31/2005
Statement of Operations Data:
Total revenue	$ 752,752	$ 888,662
(Loss) from operations	(103,429)	(1,315,656)
(Loss) from continuing operations before corporation income taxes	(31,277)	(1,319,640)
(Loss) from discontinued operations (including loss on disposal)	-	(148,444)
Net (loss)	$ (31,277)	$(1,468,084)
Net (loss) per share - continuing operations	$ -	$ (0.25)
Net (loss) per share - discontinued operations	$ -	$ (0.03)
Balance Sheet Data:
Total assets	$ 310,709	$ 294,403
Total liabilities	79,176	92,371
Stockholders' equity	$ 231,533	$ 202,032

Results of Operations

Year ended October 31, 2006 compared to year ended October 31, 2005.

	Year Ended
	10/31/2006	10/31/2005	Increase
			(Decrease)
Revenues:
Machines and terminals	$ 49,914	$ 82,653	$ (32,739)
Surveillance equipment	52,891	136,862	(83,971)
Fees	574,043	592,656	(18,613)
Maintenance fees	54,971	58,390	(3,419)
Other revenue	20,933	18,101	2,832
Total Revenues	$ 752,752	$ 888,662	$ (135,910)

Revenues.  Revenues from operations for the year ended October 31, 2006 were $752,752 as compared to revenues of $888,662 for the year ended October 31, 2005, a decrease of $135,910 or approximately 15%.  The changes in revenues are summarized as follows:

Sales of Machines and Terminals.  Sales of machines and terminals decreased by $32,739 to $49,914 for the year ended October 31, 2006, as compared to $82,653 for the year ended October 31, 2005, approximately a 40% decrease.  During the year ended October 31 2006, we focused a considerable amount of resources on the installation of surveillance systems in a hotel chain where we also have ATM terminals. These installations were part of an agreement with the hotel chain to provide installations in order to maintain our contracts for the ATMs. This project has now been completed. In addition, partly as a result of continuing competition, we have installed ATMs which we continue to own and therefore cannot be counted as sales.

CS Surveillance Systems.  Sales of surveillance equipment were $52,891 in the year ended October 31, 2006, a decrease of 61% or $83,971 from the $136,862 sold during the year ended October 31, 2005.  During the year ended October 31, 2006, we had a decrease in our installation of surveillance systems and the installation that occurred was at discounted prices to assist us in maintaining ATM contracts with certain locations.

Cost of Sales and Gross Profit (Loss)

	Year Ended
	10/31/2006	10/31/2005	Increase
			(Decrease)
Cost of sales:
Machines and terminals	$ 90,425	$ 118,847	$ (28,422)
Surveillance equipment	37,402	81,037	(43,635)
Total Cost of Sales	$ 127,827	$ 199,884	$ (72,057)
Gross Profit (Loss):
Machines and terminals – amount	$ (40,511)	$ (36,194)	$ (4,317)
Machines and terminals - percentage	( 81%)	( 44%)	( 28%)
Surveillance equipment – amount	15,489	55,825	(40,336)
Surveillance equipment - percentage	29%	41%	( 12%)

Cost of Sales and Gross Profit.  The cost of sales decreased by $72,057 to $127,827 for the year ended October 31, 2006, as compared to $199,884 for the year ended October 31, 2005.  The decrease in the cost of sales is due primarily to our reduction of ATM terminals and surveillance systems sold during the year ended October 31, 2006 as compared to the year ended October 31, 2005.

The gross loss for the year ended October 31, 2006 increased by $44,653 to $25,022 as compared to a gross profit of $19,631 for the year ended October 31, 2005.  This change from gross profit to a loss is mainly due to fewer terminals being sold during the period, and the discounted installations of surveillance systems.

Selling, general and administrative expenses

	Year Ended
	10/31/2006	10/31/2005	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$ 137,274	$ 186,623	$ (49,349)
Advertising	22,741	34,106	(11,365)
Agent, distributor and investor sales and residual fees	16,091	27,650	(11,559)
Bad debt	5,544	73,275	(67,731)
Depreciation	24,963	20,428	4,535
Office expense	28,859	25,537	3,322

Office rent	25,764	22,307	3,457
Salaries and benefits	235,990	300,061	(64,071)
Sales contract fees	-	821	(821)
Sales management	52,666	55,852	(3,186)
Sales tax input expense	16,958	15,197	1,761
Travel	25,203	26,394	(1,191)
Vault cash usage fees	12,298	15,009	(2,711)
Other selling, general and administrative expenses	62,445	69,247	(6,802)
Total selling, general and administrative expenses	$ 666,796	$ 872,507	$ (205,711)

Selling, General and Administration Expenses.  Selling, general and administrative expenses decreased by $205,711 to $666,796 for the year ended October 31, 2006, as compared to $872,507 for the year ended October 31, 2005, approximately a 24% decrease. Several factors contributed to this decrease:

Our accounting, legal and professional fees decreased $49,349 or 26% due to our disposal of business segments in the year ended October 31, 2005.

Advertising expense decreased $11,365, or 33%, as a result of a cutback in overall advertising and promotional expenditures by the company, as well as a decrease in participation in tradeshows.  In addition, for the year ended October 31, 2005 there were advertising expenses associated with a contract for surveillance equipment to a customer which no longer existed for the year ended October 31, 2006.

Agent, distributor and investor sales and residual fees decreased $11,559, or 42%, as a direct result of the decrease in revenues for the year ended October 31, 2006.

Bad debt expense decreased $67,731, approximately a 92% decrease.  The expense for the year ended October 31, 2005 was $73,275, which included a write-off of a loan receivable of $54,000 from SMS Mobility with whom we entered into a Technology Joint Venture Agreement on January 21, 2005.  However, this amount was recovered during the year ended October 31, 2006.  In addition, during the year ended October 31, 2006, the remaining decrease is a result of improved collection efforts of accounts receivable and more reliable customers.

 Salaries and benefits decreased by $64,071, or 21%, as a result of a redistribution of duties and a reduction in staff required to carry on the business.

Loss From Continuing Operations Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $31,277 for the year ended October 31, 2006 compared to $1,319,640 for the year ended October 31, 2005.  The decrease in net loss was primarily the result of non-cash stock compensation payments to consultants, employees and directors in the amount of $1,128,438 made during the year ended October 31, 2005.

Corporation Income Taxes.  Corporation income tax for the year ended October 31, 2006 and 2005 was $-0-.  No income tax expense was due for the year ended October 31, 2006 due to the current period loss.

Income (Loss) From Discontinued Operations.  During the year ended October 31, 2005, we experienced a loss from discontinued operations in the amount of $148,444.  Interglobe Investigation Services, Inc., our wholly-owned subsidiary and our investigations service segment, was sold and operations were discontinued on March 15, 2005.  There was no income (loss) from discontinued operations for the year ended October 31, 2006.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the year ended October 31, 2006, the average exchange rate was 1.13925 United

States dollars to Canadian dollars.  This is an 6% decrease from the year ended October 31, 2005 in which the average exchange rate was 1.21751 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have nominal fixed expenses such as an annual lease payment of approximately $20,000 (Canadian) per year.

Working capital is summarized and compared as follows:

	October 31,
	2006	2005
Current assets	$ 274,515	$ 244,180
Current liabilities	78,681	85,595
Working capital	$ 195,834	$ 158,585

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

Our net cash provided by operations was $23,410 for the year ended October 31, 2006 as compared to net cash used of $284,810 for the year ended October 31, 2005.  The $308,220 increase in cash provided was primarily the result of a $1,436,807 decrease in our net loss from operations, and the decrease in non-cash stock compensation paid for directors’ fees, consulting and legal fees and employee bonuses from $1,128,438 for the year ended October 31, 2005, to $54,467 for the year ended October 31, 2006.  We also used cash to fund the increase in our accounts receivable of $3,792, inventories of $30,355, and accounts payable and accrued expenses of $7,528, during the year ended October 31, 2006.  Our uses of cash were offset by the reduction of prepaid expenses and deposits in the amount of $8,757.

Our net cash used by investing activities was $7,811 for the year ended October 31, 2006 as compared to $114,366 provided by investing activities for the year ended October 31, 2005.  We used $54,000 to fund a loan receivable from SMS Mobility with whom we entered into a Technology Joint Venture Agreement on January 21, 2005.  During the year ended October 31, 2005, we disposed of $183,355 of goodwill in connection with the sale of Interglobe.  We also used $7,811 and $14,989 to purchase property and equipment during the year ended October 31, 2006 and 2005, respectively.

Our net cash used from financing activities was $5,667 during the year ended October 31, 2006 as compared to $14,359 for the year ended October 31, 2005.    We used the cash to repay notes payable in the amounts of $3,557 and $3,369, and repay capital leases in the amounts of $2,110 and $1,990 during the years ended October 31, 2006 and 2005, respectively. During the year ended October 31, 2005 we also used $9,000 to fund the acquisition of treasury stock.

Our only term debt consists of a vehicle loan and a capital lease totaling approximately $7,114, of which $495 is long-term.  Our term debt matures at various periods through 2008 and bears interest of approximately eight percent.  We believe, but can provide no assurance, that we have available resources, both commercial and private, should we need additional capital to fund our cash flows from operations or investing activities.

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

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of our directors and executive officers, their ages, and certain other information about them are set forth below:

Name	Age	Position	Term Began
Harold F. Schultz	74	Chairman of the Board, President, CEO, CFO	April, 2001
Douglas A. McDougall	57	Director	July, 2003
Darwyn Ross	43	Director	July, 2004
Richard Landerman	64	Director	February, 2006

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

Richard Landerman, Director.  Mr. Landerman joined the Company’s board of directors in February of 2006.  Mr. Landerman was a practicing solicitor for many years dealing with corporate and securities matters.  He is currently the CEO of Robertson Cartwright & Co., a private merchant banking firm.  He is additionally involved with a number of international business developments spanning North and South America.

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

Board Committees, Meetings and Compensation

The Company's business affairs are managed by the Board.  During the fiscal year ending October 31, 2006, the Board of Directors held four meetings at which time no director then in office attended fewer than 100% of the aggregate number of meetings of the Board of Directors.  None of the Directors currently receive any cash compensation for their service on the Board, although they may receive, at the Company's discretion, restricted stock as compensation for their service on the Board.  The Company does not currently have any standing committees.  As of the date of this filing, the entire Board fulfills the functions of the Audit Committee.  The Board has determined that none of the directors are "audit committee financial experts" as such term is defined in Item 401(e) of Regulation S-B.  Due to the small size of the Company, the Board believes an audit committee financial expert is not necessary, but the Board may seek an audit committee financial expert for the Board in the future if the Company's needs change.  The Company does not have a nominating committee, and the Board believes such a committee is not necessary due to the small size of the Board and the absence to date of any director candidates recommended by shareholders.  Currently, the entire Board participates in the consideration of director nominees.  The Board of Directors does not have a formal policy with regard to the consideration of any director candidates recommended by stockholders, the minimum qualification of director candidates or the process for identifying and evaluating director nominees.  To date, the Company has not received any director candidates recommended by its stockholders and consequently the Board of Directors has believed that it could appropriately address any such recommendations received without a formal policy.  Although the Company does not have a formal policy regarding attendance by members of the Board of Directors at annual meetings of stockholders, directors are encouraged to attend annual meetings.

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

ITEM 10.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US $)	Bonus (US $)	Other Annual Compensation (US $)	Restricted Stock Awards (US $)	Securities Underlying Options (#)	LTIP Payouts
Harold Schultz (President, CEO & CFO)	2002	38,800	0	0	0	0	0
	2003	41,577	0	0	0	0	0
	2004	0	0	0	15,000	0	0
	2005	49,800	0	0	10,000	0	0
	2006	49,800	0	0	0	0	0

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There were 7,216,203 common shares outstanding as of January 30, 2007.  The following tabulates holdings of shares of MoneyFlow by each person who, subject to the above, as of January 30, 2007, holds of record or is known by Management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of MoneyFlow individually and as a group.

SHARE OWNERSHIP AS OF JANUARY 30, 2007
Name and Address of Beneficial Owner (1)	Amount of Common Shares Owned	Percent of Common Shares Owned

Harold F. Schultz (2) (3)	2,157,670	29.9%
Suite N - 7003 5th Street SE
Calgary, Alberta T2H 2G2

Douglas A. McDougall (2) (4)	219,900	4.2%
916 Rideau Road, SW
Calgary, Alberta T2S 0R6

Darwyn Ross (2)	110,000	2.1%
Suite N - 7003 5th Street SE
Calgary, Alberta T2H 2G2

Richard Landerman (2)	330,000	4.6%
6337 Highland Drive, Suite 220
Salt Lake City, Utah 84121

Dale Tingley	497,200	6.89%
Suite N - 7003 5th Street SE
Calgary, Alberta T2H 2G2

All Officers and Directors as a group (4 persons)	2,817,570	39.04%

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

ITEM 13.

EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)

The following documents are filed as part of this report:

		Page Number
1.	Financial Statements:
	Reports of Registered Public Accounting Firms	27
	Consolidated Balance Sheets at October 31, 2005 and October 31, 2006	28
	Consolidated Statements of Operations for each of the two years
	ended October 31, 2005 and October 31, 2006	30
	Consolidated Statements of Comprehensive (Loss) for each of the two years
	ended October 31, 2005 and October 31, 2006	32
	Consolidated Statements of Stockholders Equity for each of the two years
	ended October 31, 2005 and October 31, 2006	33
	Consolidated Statements of Cash Flows for each of the two years
	ended October 31, 2005 and October 31, 2006	34
	Notes to Consolidated Financial Statements	36
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

On September 22, 2005, the Company filed a Current Report on Form 8-K announcing the rescheduling of the Annual and Special Shareholders meeting.

On March 3, 2006, the Company filed a Current Report on Form 8-K announcing the Change in Registrant’s Certifying Accountant.

On March 9, 2006, the Company filed a Current Report on form 8-K/A amending certain of the language contained in the Current Report filed on March 3, 2006.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Weaver & Martin, LLC, and Hein & Associates, LLP and Farber and Hass, L.L.P. for the audit of the Company's annual consolidated financial statements for fiscal 2005 and 2004, and fees billed for other services rendered by Weaver & Martin, LLC, and Hein & Associates, LLP and Farber and Hass, L.L.P.

	2006	2005

Audit Fees	$30,000	$36,500
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$30,000	$36,500

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

Date:  January 30, 2007

By:  _/s/ Harold F. Schultz________________________

Harold F. Schultz

Chairman of the Board, President, Chief Financial

Officer and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Harold F. Schultz Harold F. Schultz	Chairman of the Board, President, Chief Financial Officer and Chief Executive Officer	January 30, 2007
/s/ Darwyn Ross Darwyn Ross	Director	January 30, 2007
/s/ Douglas Alec McDougall Douglas Alec McDougall	Director	January 30, 2007
/s/ Richard Landerman Richard Landerman	Director	January 30, 2007

EXHIBIT INDEX

Exhibit No.	Description
2.1[1]	Acquisition Agreement dated as of July 15, 2001 between MoneyFlow Systems International Inc. and Security Bancorp Inc.
3.1[1]	Articles of Incorporation
3.2[1]	Bylaws
3.3[5]	Certificate of Amendment, dated July 15, 2004
4.3[4]	2002 Stock Option Plan, dated July 31, 2002
4.4[8] 10.1[2]	2004 Benefit Plan, dated July 24, 2004 Connection Services Agreement dated December 20, 2001 with TCS Canada, Ltd.
10.2[2]	Agreement for Credit Card Processing Services dated November 15, 2001 with TCS Canada, Ltd.
10.5[2]	Letter Agreement dated July 26, 2001 with Hypercom Canada, Ltd., as amended and assumed by Letter Agreement dated February 7, 2003 with Rycom, Inc.
10.9[3]	Letter Agreement dated January 17, 2003 with 1st SB Partners Ltd.
10.10[4]	Director's Loan dated February 24, 2003
10.11[6]	Agreement for the Purchase and Sale of Assets dated August 31, 2004 between Intercash POS Systems Inc. and BP Financial Corp.
10.12[7]	Share Exchange Agreement dated October 28, 2004 among MoneyFlow Systems International Inc., Interglobe Investigation Services Inc. and the shareholders of Interglobe Investigation Services Inc.
21.1[9]	Subsidiaries of the Company.
24.1[7]	Power of Attorney (see signature page of the Annual Report on Form 10-KSB).
31[9]	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32[9]	Section 1350 Certification

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

5.  Incorporated by reference from the Company's Form 10-QSB, filed with the SEC on September 14, 2004.

6.   Incorporated by reference from the Company's Form 8-K, filed with the SEC on October 26, 2004.

7.  Incorporated by reference from the Company's Form 8-K, filed with the SEC on November 1, 2004.

8.   Incorporated by reference from the Company's Form S-8, filed with the SEC on November 23, 2004.

9.   Filed herewith.

WEAVER & MARTIN

# Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Moneyflow Systems International Inc. and Subsidiaries

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moneyflow Systems International, Inc and Subsidiaries as of October 31, 2006 and the consolidated results of its operations, comprehensive loss, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin, LLC

Weaver & Martin, LLC
Kansas City Missouri
January 3, 2007

Certified Public Accountants & Consultants
411 Valentine, Suite 300
Kansas City, Missouri 64111
Phone: (816) 756-5525
Fax: (816) 756-2252

Report of Independent Registered Public Accounting Firm

To the Board of Directors

MoneyFlow Systems International Inc.

Calgary, Alberta

We have audited the accompanying balance sheet of MoneyFlow Systems International Inc. (the Company) as of October 31, 2005 and the related statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred substantial losses from operations and has a Stockholders’ equity of $202,032.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Hein & Associates, LLP

Phoenix, Arizona

January 17, 2006

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

OCTOBER 31, 2006

ASSETS CURRENT ASSETS
Cash and cash equivalents	$ 76,088
Accounts receivable, net of allowance for doubtful accounts of $6,979	17,244
Inventories	173,984
Prepaid expenses and other current assets	7,199
TOTAL CURRENT ASSETS	274,515

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $62,305	33,403
OTHER ASSETS
Rent security deposit	2,791
TOTAL ASSETS	$ 310,709

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (CONTINUED)

OCTOBER 31, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 69,040
G.S.T. and P.S.T. payable	3,022
Note payable, automobile, current portion	4,483
Capital lease payable, current portion	2,136

TOTAL CURRENT LIABILITIES	78,681
LONG-TERM LIABILITIES:
Note payable, automobile, long-term portion	495

TOTAL LONG-TERM LIABILITIES	495
STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share; Authorized, 5,000,000 shares; Issued and outstanding, 9,500 shares	10
Preferred “B” stock, par value $.001 per share; Authorized, 5,000,000 shares; Issued and outstanding, 1,000 shares	1
Common stock, par value $.001 per share; Authorized, 100,000,000 shares; Issued and outstanding, 7,276,203 shares	7,276
Paid in capital in excess of par value of stock	2,664,389
Accumulated deficit	(2,499,516)
Accumulated other comprehensive income (primarily cumulative translation adjustment)	68,373
240,533
Less cost of common stock in treasury, 60,000 shares	(9,000)

TOTAL STOCKHOLDERS’ EQUITY	231,533
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 310,709

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2006 AND 2005

	2006	2005

REVENUES
Sales of machines and terminals	$ 49,914	$ 82,653
Sales of surveillance equipment	52,891	136,862
Fees	574,043	592,656
Maintenance fees	54,971	58,390
Other revenue	20,933	18,101
TOTAL REVENUES	752,752	888,662
COST AND EXPENSES
Cost of sales	127,827	199,884
Write-off of obsolete inventory	7,091	3,489
Consulting and legal fees, paid with common stock and options to purchase common stock	54,467	556,688
Employee bonuses, paid with common stock	-	80,750
Directors fees, paid with common and preferred stock	-	491,000
Selling, general and administrative expenses	666,796	872,507
TOTAL COST AND EXPENSES	856,181	2,204,318
(LOSS) FROM OPERATIONS	(103,429)	(1,315,656)
OTHER INCOME (EXPENSE):
Recovery of bad debts	57,949	-
Other revenue	12,000	-
Interest expense	(834)	(1,273)
Interest income	4,199	436
(Loss) on disposition of assets	(1,162)	(3,147)
TOTAL OTHER INCOME (EXPENSE), NET	72,152	(3,984)
(LOSS) FROM CONTINUING OPERATIONS BEFORE CORPORATION INCOME TAXES	(31,277)	(1,319,640)
CORPORATION INCOME TAXES	-	-
(LOSS) FROM CONTINUING OPERATIONS	(31,277)	(1,319,640)
(LOSS) FROM DISCONTINUED OPERATION (INCLUDING LOSS ON DISPOSAL OF $170,657)	-	(148,444)
NET (LOSS)	$ (31,277)	$(1,468,084)
NET (LOSS) PER COMMON SHARE-
BASIC AND DILUTED

CONTINUING OPERATIONS	$ -	$ (0.25)
DISCONTINUED OPERATIONS	$ -	$ (0.03)
NET LOSS	$ -	$ (0.28)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	7,216,203	5,287,662

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE YEARS ENDED OCTOBER 31, 2006 AND 2005

	2006	2005
NET (LOSS)	$ (31,277)	$ (1,468,084)
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	6,311	23,135
NET COMPREHENSIVE (LOSS)	$ (24,966)	$ (1,444,949)

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2006 AND 2005

	Preferred “A” Stock		Preferred “B” Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, October 31, 2004	-	$ -	-	$ -	2,798,703	$ 2,799

Preferred “A” Stock Issued For:
Directors’ fees	21,500	22	-	-	-	-

Legal and consulting	3,000	3	-	-	-	-

Conversion of preferred “A” Stock to common stock	(15,000)	(15)	-	-	1,500,000	1,500

Preferred “B” Stock Issued For
Directors’ fees	-	-	1,000	1	-	-

Common Stock Issued For:
Directors’ fees	-	-	-	-	240,000	240
Compensation	-	-	-	-	237,500	237
Legal and consulting	-	-	-	-	2,500,000	2,500

Acquisition of treasury stock	-	-	-	-	-	-

Options issued for consulting fees	-	-	-	-	-	-

Allocation of deferred compensation	-	-	-	-	-	-

Net (loss) for the year ended October 31, 2005	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-

Balance, October 31, 2005	9,500	10	1,000	1	7,276,203	7,276

Expense of deferred compensation	-	-	-	-	-	-

Net (loss) for the year ended October 31, 2006	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-

Balance, October 31, 2006	9,500	$ 10	1,000	$ 1	7,276,203	$ 7,276

Paid-In
Capital In
Excess of Par			Accumulated Other
Value of	Accumulated	Deferred	Comprehensive	Treasury Stock
Stock	Deficit	Compensation	Income	Shares	Amount	Total

$ 1,485,972	$(1,000,155)	$ -	$ 38,927	-	$ -	$ 527,543

429,978	-	-	-	-	-	430,000

59,997	-	-	-	-	-	60,000

(1,485)	-	-	-	-	-	-

999	-	-	-	-	-	1,000

59,760	-	-	-	-	-	60,000
80,513	-	-	-	-	-	80,750
524,100	-	-	-	-	-	526,600

-	-	-	-	60,000	(9,000)	(9,000)

24,555	-	-	-	-	-	24,555

-	-	(54,467)	-	-	-	(54,467)

-	(1,468,084)	-	-	-	-	(1,468,084)

-	-	-	23,135	-	-	23,135

2,664,389	(2,468,239)	(54,467)	62,062	60,000	(9,000)	202,032

-	-	54,467	-	-	-	54,467

-	(31,277)	-	-	-	-	(31,277)

-	-	-	6,311	-	-	6,311

$ 2,664,389	$(2,499,516)	$ -	$ 68,373	60,000	$ (9,000)	$ 231,533

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$ (31,277)	$ (1,468,084)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities of operations:
Depreciation	19,341	16,968
Inventory impairment	7,091	3,460
Provision for doubtful accounts	5,544	63,162
Loss on disposal of fixed asset	1,162	3,147
Common and preferred stock issued for directors’ fees	-	491,000
Amortization of common stock and options issued
for consulting and legal fees	54,467	556,688
Common stock issued for employee bonuses	-	80,750
Changes in operating assets and liabilities:
Accounts and other receivables	(3,792)	25,428
Inventories	(30,355)	27,726
Prepaid expenses and deposits	8,757	(3,132)
Accounts payable and accrued expenses	(7,528)	(68,615)
Customer deposits	-	(8,312)
G.S.T and P.S.T. payable	-	(4,996)
Net cash provided (used) by operating activities	23,410	(284,810)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable	-	(54,000)
Disposal of goodwill	-	183,355
Purchases of property and equipment	(7,811)	(14,989)
Net cash provided (used) by investing activities	(7,811)	114,366
CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury stock	-	(9,000)
Repayment of note payable	(3,557)	(3,369)
Repayment on capital leases	(2,110)	(1,990)
Net cash (used) by financing activities	(5,667)	(14,359)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6,311	23,135

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED OCTOBER 31, 2006 AND 2005

	2006	2005

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ 16,243	$ (161,668)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,845	221,513
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 76,088	$ 59,845

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest	$ 834	$ 1,273
Taxes	$ -	$ -

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Directors’ fees paid with issuance of common and preferred Stock	$ -	$ 491,000
Amortization of consulting and legal fees paid with the issuance of common stock and options	$ 54,467	$ 556,688
Employee bonuses paid with the issuance of common stock	$ -	$ 80,750

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

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

Interglobe Investigation Services Inc. (hereinafter referred to as IIS) was formed in 1994 in Vancouver, British Columbia, Canada.  The company is in business to provide security consulting services, loss prevention and forensic computing services. Interglobe Investigation Services, Inc. was sold on March 15, 2005.

Principles of Consolidation - The consolidated financial statements include the accounts of Moneyflow Systems International Inc. and its wholly-owned subsidiaries, Security Bancorp Inc. and Interglobe LTD for the year ended October 31, 2006, and Interglobe Intvestigation Services Inc. with the three previously mentioned for the year ended October 31, 2005.

All inter-company accounts and transactions have been eliminated.

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

OCTOBER 31, 2006

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Companies depreciate the property and equipment as follows:

Financial statement reporting – straight-line method as follows:

Furniture and fixtures

10 years

Computer equipment

3 years

Telephone equipment

5 years

           Automobile                                                                                           5 years

Depreciation expense was $19,341 and $16,968 for the years ended October 31, 2006 and 2005, respectively.

Warranty Reserve – The Company provides a warranty provision on sales of its computer surveillance systems to cover anticipated repairs and/or replacement.  The warranty for the computer surveillance systems are for twelve months from date of acceptance.  The warranty reserve as of October 31, 2006 is $5,631.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets – The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Long-lived assets consist primarily of fixed assets.  As of October 31, 2006, management believes no impairment needs to be recognized.

Common Stock Issued for Non-Cash Transactions - It is the Company’s policy to value stock      issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated.

Stock Based Compensation – Through October 31, 2005, the Company, as permitted by FAS 123, as amended, accounted for stock options issued to employees using the intrinsic value method as prescribed by APB 25. Under this method, no expense was recognized for options issued with an exercise price equal to or greater than the market price of the stock on the date of grant. Expense for options or warrants issued to non-employees was recorded in the financial statements at estimated fair value. For options issued to employees, the Company was subject to proforma disclosures based on the estimated fair value of options issued.

For October 31, 2005, the Black-Scholes option-pricing model was used in estimating the fair value of options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

The Company estimated the fair value of each stock option at the grant date using the Black-Scholes option pricing model based on the following assumptions:

                    2005

Risk free interest rate

                        4.5%

Expected life

                          1 Year

Expected volatility

              214%

Dividend yield

                  0%

Had the compensation costs for our options been determined based on the fair value at the grant date, rather than the intrinsic-value-method, our proforma amounts would be as follows:

Net (loss)	2005
As reported	$ (1,468,084)
Proforma	(1,488,547)

Net (loss) per common share
As reported – basic and diluted	$ (0.28)
Proforma – basic and diluted	$ (0.29)

There was no stock or option based compensation in the year ended October 31, 2006.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95” using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. For stock-based awards issued on or after November 1, 2005, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used previously under SFAS No. 12.

Treasury Stock – The Company intends to hold repurchased shares in Treasury for general corporate purposes, including issuances under various employee stock option plans. The Company accounts for the Treasury stock using the cost method.

Shipping and Handling Costs - The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Advertising – The Company expenses all advertising as incurred.  Advertising expenses for the years ended October 31, 2006 and 2005 were $22,741 and $15,270 respectively.

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

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  The Company places its temporary cash investments in reputable financial institutions.

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

Reclassifications – Certain 2005 amounts have been reclassified to conform to 2006 presentations.

2.

GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements during the years ended October 31, 2006 and 2005, the Company incurred net losses of $31,277 and $1,468,084 respectively.  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  It is management’s plan to finance its operations for the foreseeable future primarily with cash proceeds from operations.  However, there can be no assurance that this source will provide sufficient cash inflows to enable the Company to achieve its operational objectives.

3.

INVENTORIES

Inventories are comprised of the following:
Automated Teller Machines	$ 97,952
Surveillance Equipment	66,989
Parts and supplies	9,043
Total inventories	$ 173,984

4.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
Furniture and fixtures	$ 26,283
Computer equipment	41,435
Telephone equipment (Capital lease)	8,521
Automobile	19,469
Total property and equipment	95,708
Less accumulated depreciation	(62,305)
Property and equipment, net	$ 33,403

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

5.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:
Accounts payable	$ 60,673
Warranty reserve	5,631
Other payable	2,736
Total	$ 69,040

6.

INCOME TAXES

Pretax Income (Loss)	2006	2005
United States of America	$ 3,895	$ (1,263,399)
Canadian	(35,172)	(204,685)
Total	$ (31,277)	$ (1,468,084)

Provision (Benefit)

The provision (benefit) for/or refund of income taxes for the years ended October 31, 2006 and 2005 consist of the following:

Current	2006	2005
United States of America	$ -	$ -
Canadian	-	-
Deferred
United States of America	-	-
Canadian	-	-
Total provision (benefit)	$ -	$ -

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at October 31, 2006:

	US Dollars	Canadian Dollars	Converted In US Dollars
Net operating loss carryforwards	$ 457,000	$ 345,000	$ 801,700
Property and equipment related	-	(9,700)	(9,700)
	457,000	335,000	792,000
Less valuation allowance	(457,000)	(335,000)	(792,000)
Net deferred tax assets	$ -	$ -	$ -

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

6.

INCOME TAXES (CONTINUED)

Summary of valuation allowance:

	2006	2005
Balance, beginning of year	$ 744,000	$ 475,000
Increase for the year	48,000	269,000
Balance, end of year	$ 792,000	$ 744,000

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

Net Operating Loss Carryforwards

United States Corporation Income Taxes

Year of Loss	Amount	Expiration Date
October 31, 2001	$ 178,000	October 31, 2021
October 31, 2002	549,000	October 31, 2022
October 31, 2004	29,000	October 31, 2024
October 31, 2005	587,000	October 31, 2025
	$ 1,343,000

Canadian Income Taxes (In Canadian Dollars)

Year of Loss	Amount	Expiration Date
October 31, 2001	$ 48,000	October 31, 2008
October 31, 2002	260,000	October 31, 2009
October 31, 2003	165,000	October 31, 2010
October 31, 2004	236,000	October 31, 2014
October 31, 2005	286,000	October 31, 2012
October 31, 2006	40,000	October 31, 2013
	$ 1,035,000

Corporation Income Taxes – No corporation income tax expense was due for the years ended October 31, 2006 and 2005 due to the availability of net operating loss carryforwards from previous years.

7.

NOTE PAYABLE, AUTOMOBILE

Note payable, automobile, is due in monthly payments of principal and interest of approximately $305, including interest at 8%. The note matures on January 31, 2008 and is collateralized by an automobile which costs $17,907 and has a book value of $8,551.

 MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

7.

NOTE PAYABLE, AUTOMOBILE (CONTINUED)

Total	$ 4,978
Less current portion	4,483
Long-term portion	$ 495

Maturities of long-term debt are as follows:

October 31, 2007	$ 4,483
October 31, 2008	495
$ 4,978

8.

CAPITAL LEASE PAYABLE

The Company has a capital lease which is due in monthly payments of principal and interest of approximately $178, including interest at 14.76%. The lease matures on September 30, 2007 and is secured by a telephone system which costs $8,521 and has a book value of $1,637.

	2006	2005

Balance	$ 2,136	$ 4,246

Future minimum lease payments under capital leases at October 31, 2006 and 2005 are as follows:

Years ending October 31:
	2006	2005

2006	$ -	$ 2,212
2007	2,136	2,034
	2,136	4,246
Less: amount representing interest	156	573
Present value of future minimum lease payment	1,980	3,673
Less: current portion	-	1,879
	$ 1,980	$ 1,794

9.

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

 MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

9.

BUSINESS SEGMENTS (CONTINUED)

	Automated Teller Machines	Surveillance Service and Equipment	General Corporation Administration	Total
2006
Net revenues to external customers	$ 699,376	$ 53,376	$ 0	$ 752,752
Operating (loss)	(34,165)	(1,007)	3,895	(31,277)
Total assets	234,295	73,731	2,683	310,709
Depreciation	18,992	349	0	19,341
Capital expenditures	5,945	1,866	0	7,811

	Automated Teller Machines	Surveillance Service and Equipment	General Corporation Administration	Total
2005
Net revenues to external customers	$ 751,800	$ 136,862	$ -	$ 888,662
Operating income	(13,390)	(163,812)	(1,138,453)	(1,315,655)
Total assets	209,032	83,466	1,905	294,403
Depreciation and amortization	16,381	587	-	16,968
Capital expenditures	14,989	-	-	14,989

10.

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

OCTOBER 31, 2006

10.

DISCONTINUED OPERATIONS (CONTINUED)

F.

Partial proceeds from sale of segment – 9,000,000 shares of common stock of Already Checked, Inc. - the shares have no market value and therefore the Company recorded no value for the consideration; 60,000 shares of the Company’s common stock with a fair market value of $9,000 returned as consideration for the sale by a departing employee of the Company.

	2006	2005
Net (loss) from continuing operations	$ (31,277)	$ (1,319,640)
Weight average number of common
shares outstanding	7,276,203	5,317,662
Net (loss) per share	$ -	$ (0.25)

Net (loss) from discontinued operations	$ -	$ (148,044)
Weighted average number of common
shares outstanding	7,276,203	5,317,662
Net (loss) per share	$ -	$ (0.03)

11.

COMMITMENTS AND CONTINGENCIES

Lease

On March 15, 2002, SBI leased its office facilities for a five-year period that began on May 1, 2002. The lease requires monthly rentals of approximately $2,228 ($2,498) Canadian dollars) plus taxes and operating costs, with rent increasing yearly by $.45 ($.50 Canadian dollars) per square footage of gross leaseable area.

Future minimum lease payments excluding taxes and expenses are as follows:

October 31, 2007	$ 13,368
$ 13,368

The following leases were also in effect during the year ended October 31, 2005:

IIS leased a virtual office facility on a month-to-month basis for approximately $156 ($184 Canadian dollars) plus additional usage fees per month.

IIS also leased facilities from its former sole shareholder, who was an employee of the Company, on a month-to-month basis for approximately $1,066 ($1,255 Canadian dollars) per month.

Rent expense including rental costs and taxes is as follows:

	2006	2005
Related party	$ -	$ 6,396
Unrelated parties	25,764	15,911
Total	$ 25,764	$ 22,307

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

12.

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

In the year ended October 31, 2005, the Company issued 150,000 shares of the Company’s common stock as compensation. The exercise price is $0.40 per share and all options were immediately vested.

A summary of the option activity for the year ended October 31, 2005 is as follows:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price
Options outstanding at November 1, 2004	-	$ 0.00
Granted	150,000	0.40
Exercised	-	0.00
Cancelled and expired	-	0.00

Options outstanding at October 31, 2005	150,000	$ 0.40

A summary of the option activity for the year ended October 31, 2006 is as follows:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price
Options outstanding at November 1, 2005	150,000	$ 0.40
Granted	-	0.00
Exercised	-	0.00
Cancelled and expired	(150,000)	(0.40)

Options outstanding at October 31, 2006	-	$ 0.00

There are no shares exercisable at October 31, 2006.

 MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

13.

COMMON STOCK

During the year ended October 31, 2005, the Company issued the following shares of common stock:

240,000 restricted shares valued at $60,000 were issued to the Company Board of Director Members in payment of directors’ fees. Included in this issuance are 60,000 restricted shares valued at $15,000 that were issued to the Company’s President, Hal Schultz.

2,500,000 free trading shares valued at $526,600 were issued to the Company’s consultants and attorneys in consideration of service agreements. 1,500,000 free trading shares valued at $300,000 were converted from preferred “A” stock, (See Note 14) 60,000 restricted shares valued at $15,000 were acquired as treasury stock. (See Note 15).

During the year ended October 31, 2006, there were no stock transactions.

14.

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

(c)  Automatic Conversion. The Preferred A Series I shares will be converted automatically into Common Stock, at the applicable Conversion ratio, (i) upon the closing of an underwritten public offering of shares of the Common Stock of the Company in an offering of not less than $20,000,000 (prior to underwriting commissions and expenses), (ii) upon the closing of a Sale of the Company that is not deemed a dissolution under the liquidation preference provisions above, or (iii) in the event that the holders of a majority of the Preferred A Series I shares consent to convert into Common Stock.

(d) Anti-dilution Protection.  The Conversion Price will be subject to proportional adjustment for stock splits, stock dividends, recapitalizations and the like. The Preferred A Series I shares also will be subject to adjustment to prevent dilution in the event that the Company issues additional equity securities (or warrants or rights to purchase Common Stock or securities convertible into Common Stock) at purchase price less that the applicable Conversion Price. Such adjustment will be on a

 MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

14.

PREFERRED STOCK (CONTINUED)

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

OCTOBER 31, 2006

14.

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

During the year ended October 31, 2006, no Preferred “A” or Preferred “B” stock was issued.

15.

TREASURY STOCK

On March 15, 2005, the Company acquired 60,000 shares of its common stock as partial consideration for the sale of its wholly-owned subsidiary Interglobe Investigation Services, Inc.  The shares had a fair market value of $9,000 on the date of the agreement.