Form 10QSB
period 2007-01-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2007-03-14
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-QSB

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

Large accelerated filer ☐	Accelerated file ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of March 12, 2007
Common stock, $0.001 par value	7,216,203

The issuer is not using the Transitional Small Business Disclosure format.

MONEYFLOW SYSTEMS INTERNATIONAL INC.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

JANUARY 31, 2007

(UNAUDITED)

ASSETS CURRENT ASSETS
Cash and cash equivalents	$ 64,453
Accounts receivable, net of allowance for doubtful accounts of $7,970	16,422
Inventories	156,015
Prepaid expenses and other current assets	7,072
TOTAL CURRENT ASSETS	243,962

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $64,421	26,325
OTHER ASSETS
Rent security deposit	2,646
TOTAL ASSETS	$ 272,933

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (CONTINUED)

JANUARY 31, 2007

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 45,982
G.S.T. and P.S.T. payable	2,851
Note payable, automobile, current portion	3,776
Capital lease payable, current portion	1,475

TOTAL CURRENT LIABILITIES	54,084
STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share; Authorized, 5,000,000 shares; Issued and outstanding, 9,500 shares	10
Preferred “B” stock, par value $.001 per share; Authorized, 5,000,000 shares; Issued and outstanding, 1,000 shares	1
Common stock, par value $.001 per share; Authorized, 100,000,000 shares; Issued and outstanding, 7,276,203 shares	7,276
Paid in capital in excess of par value of stock	2,664,389
Accumulated deficit	(2,497,109)
Accumulated other comprehensive income (primarily cumulative translation adjustment)	53,282
227,849
Less cost of common stock in treasury, 60,000 shares	(9,000)

TOTAL STOCKHOLDERS’ EQUITY	218,849
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 272,933

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

FOR THE THREE MONTHS ENDED JANUARY 31, 2007 AND 2006

(UNAUDITED)

	2007	2006
REVENUES
Sales of machines and terminals	$ 5,647	$ 13,725
Sales of surveillance equipment	1,857	17,778
Transaction and service fees	122,576	140,202
Maintenance fees	11,230	13,800
Other revenue	5,215	3,441
TOTAL REVENUES	146,525	188,946
COST AND EXPENSES
Cost of sales	11,428	29,809
Write-off of obsolete inventory	-	1,729
Selling, general and administrative expenses	132,618	223,662
TOTAL COST AND EXPENSES	144,046	255,200
INCOME (LOSS) FROM OPERATIONS	2,479	(66,254)
OTHER INCOME (EXPENSE):
Interest expense	(72)	(300)
Interest income	-	160
(Loss) on disposition of assets	-	(1,134)
TOTAL OTHER INCOME (EXPENSE), NET	(72)	(1,274)
INCOME (LOSS) FROM OPERATIONS BEFORE CORPORATION INCOME TAXES	2,407	(67,528)
CORPORATION INCOME TAXES	-	-
NET INCOME (LOSS)	$ 2,407	$ (67,528)
NET INCOME (LOSS) PER COMMON SHARE-
BASIC AND DILUTED
Basic	$ -	$ (0.01)
Diluted	$ -	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted
Basic	7,216,203	7,216,203
Diluted	8,166,203	7,216,203

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE MONTHS ENDED JANUARY 31, 2007 AND 2006

(UNAUDITED)

	2007	2006
NET INCOME (LOSS)	$ 2,407	$ (67,528)
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(10,131)	883
NET COMPREHENSIVE INCOME (LOSS)	$ (7,724)	$ (66,645)

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2007 AND 2006

(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operations	$ 2,407	$ (67,528)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation	1,561	5,420
Inventory impairment	-	1,077
Provision for doubtful accounts	991	6,093
Loss on disposal of fixed asset	-	1,139
Changes in operating assets and liabilities:
Accounts and other receivables	(169)	(752)
Inventories	18,526	(12,953)
Prepaid expenses and deposits	272	61,405
Accounts payable and accrued expenses	(23,058)	3,936
G.S.T and P.S.T. payable	(171)	(876)
Net cash provided (used) by operating activities	359	(3,039)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(1,844)
Net cash provided (used) by investing activities	-	(1,844)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(1,202)	(757)
Repayment on capital lease	(661)	(460)
Net cash (used) by financing activities	(1,863)	(1,217)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(10,131)	883

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED JANUARY 31, 2007 AND 2006

(UNAUDITED)

	2007	2006

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$ (11,635)	$ (5,217)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	76,088	59,845
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 64,453	$ 54,628

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest	$ 72	$ 300

Taxes	$ -	$ -

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented.  Operating results for the three months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ended October 31, 2007.  Accordingly, your attention is directed to the footnote disclosures found in the October 31, 2006 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

Interglobe Ltd. (hereinafter referred to as ITL) began operating on March 16, 2005 and was incorporated in Alberta, Canada on April 13, 2005. ITL is in business to supply, install and maintain surveillance equipment.

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

JANUARY 31, 2007

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

Revenue from transaction and service fees are earned daily and are electronically transferred to SBI from the processors.

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

JANUARY 31, 2007

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Companies depreciate the property and equipment as follows:

Financial statement reporting – straight-line method as follows:

Furniture and fixtures

10 years

Computer equipment

5 years

Telephone equipment

5 years

Automobile

5 years

Warranty Reserve – SBI provides a twelve month warranty provision on sales to cover anticipated repairs and/or replacement.

Long-Lived Assets – The Companies recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Long-lived assets consist primarily of fixed assets.

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

Shipping and Handling Costs – SBI classifies shipping and handling costs as part of cost of goods sold in the statement of operations.

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

The following shows the calculation of the number of diluted shares outstanding as of January 31, 2007:

Number of shares outstanding - basic	7,216,203
Common Stock convertible on Preferred Stock	950,000
Number of shares outstanding – diluted	8,166,203

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Corporation Income Taxes – No corporation income tax expense was due for the three months ended January 31, 2007 due to the availability of net operating loss carry forward from previous years.

Concentration of Credit Risk

Financial Instruments

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  The Companies place their temporary cash investments in reputable financial institutions.

Concentrations of credit risk with respect to accounts receivable are limited due to the number of customers comprising the customer base and their dispersion across different geographic areas.  Management routinely assesses the financial strength of its customers and normally does not require collateral to support its receivables.

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

Interglobe originally developed its own Remote Access Digital Video Recorder, which is the central feature of our surveillance system.  We are constantly updating our knowledge of technical advancements with remote access digital video surveillance and we may from time to time acquire new products and technology to keep us at the forefront of the technology.  We carry a range of products to round out the product line to provide surveillance systems capable of serving the smallest to the most sophisticated requirements.  Our capability now ranges from a simple one camera observation system to multiples of dozens of cameras, together with the supporting, viewing, and recording capabilities.  The systems are being installed in retail, hospitality and other businesses, and in industrial and government facilities to provide remote access video surveillance to detect events, including cash and inventory shrinkage, security intrusions, theft, vandalism, and for general surveillance.  Users of the system may access digital camera images remotely from anywhere in the world via the Internet.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Moneyflow Systems International, Inc. and its wholly-owned subsidiaries, Security Bancorp, Inc. and Interglobe, Ltd.

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

No new stock was issued during the three months ended January 31, 2007

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

Shipping and Handling Costs

The Company's policy is to classify shipping and handling costs as part of cost of sales in the statement of operations.

SELECTED FINANCIAL INFORMATION

Three Month Period Ended
	1/31/2007	1/31/2006
Statement of Operations Data:
Total revenue	$ 146,525	$ 188,946
Income (Loss) from operations	2,479	(66,254)
Income (Loss) from operations before corporation income taxes	$ 2,407	$ (67,528)
Net income (loss)	$ 2,407	$ (67,528)
Net income (loss) per share - operations	$ -	$ (0.01)
Balance Sheet Data:
Total assets	$ 272,933	$ 284,068
Total liabilities	54,084	94,214
Stockholders' equity	$ 218,849	$ 189,854

Results of Operations

Three month period ended January 31, 2007 compared to the three month period ended January 31, 2006.

	Three Month Period Ended
	1/31/2007	1/31/2006	Increase
			(Decrease)
Revenues:
Machines and terminals	$ 5,647	$ 13,725	$ (8,078)
Surveillance equipment	1,857	17,778	(15,921)
Transaction and service fees	122,576	140,202	(17,626)
Maintenance fees	11,230	13,800	(2,570)
Other revenue	5,215	3,441	1,774
Total Revenues	$ 146,525	$ 188,946	$ (42,421)

Revenues.  Revenues from operations for the three month period ended January 31, 2007 were $146,525 as compared to revenues of $188,946 for the three month period ended January 31, 2006, a decrease of $42,421 or approximately 22%.  The changes in revenues are summarized as follows:

Machines and terminals.  Sales of machines and terminals were $5,647 in the three month period ended January 31, 2007, a decrease of 59%, or $8,078 from the $13,725 sold during the three month period ended January 31, 2006.  This is due to a competitive market, in which there is a very low demand to purchase the  machines and terminals, causing us to lower our selling price.

CS Surveillance Systems.  Sales of surveillance equipment were $1,857 in the three month period ended January 31, 2007, a decrease of 90% or $15,921 from the $17,778 sold during the three month period ended January 31, 2006.  Due to the competitive environment and difficulty in acquiring personnel in the current economic environment, we have refocused our efforts to maintain and grow our ATM portfolio.  As a result sales of surveillance equipment have declined.

Transaction and Service Fees.  Transaction and service fees were $122,576 in the three month period ended January 31, 2007, a decrease of 13% or $17,626 from the $140,202 that occurred in the three month period ended January 31, 2006.  This is primarily due to an ex-employee leaving our company and becoming a competitor and taking seven of our customers with him.  We are contemplating what legal action we can take, if any, against this individual.

Cost of Sales and Gross Profit (Loss)

	Three Month Period Ended
	1/31/2007	1/31/2006	Increase
			(Decrease)
Cost of sales:
Machines and terminals	$ 10,222	$ 19,841	$ (9,619)
Surveillance equipment	1,206	9,968	(8,762)
Total Cost of Sales	$ 11,428	$ 29,809	$ (18,381)
Gross Profit (Loss):
Machines and terminals – amount	$ (4,575)	$ (6,116)	$ (1,541)
Machines and terminals - percentage	( 81%)	( 45%)	36%
Surveillance equipment – amount	651	7,810	(7,159)
Surveillance equipment - percentage	35%	44%	( 9%)

Cost of Sales and Gross Profit.  The cost of sales decreased by $18,381 to $11,428 for the three month period ended January 31, 2007, as compared to $29,809 for the three month period ended January 31, 2006.  The decrease in the cost of sales is a direct result of the decreases in revenue.

The gross loss for the three month period ended January 31, 2007 increased by $5,618 to $3,924 as compared to a gross profit of $1,694 for the three month period ended January 31, 2006.  This change from gross profit to a loss is mainly due to fewer terminals and surveillance equipment being sold during the period.  In addition, the demand for the purchase of machines and terminals is low, causing us to lower our selling prices.

Selling, general and administrative expenses

	Three Month Period Ended
	1/31/2007	1/31/2006	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$ 15,955	$ 79,665	$ (63,710)
Advertising	2,134	15,476	(13,342)
Agent, distributor and investor sales and residual fees	3,505	3,959	(454)
Bad debt	991	1,546	(555)
Depreciation	1,561	6,497	(4,936)
Office expense	9,952	7,362	2,590
Office rent	6,489	6,014	475
Salaries and benefits	44,262	56,860	(12,598)
Sales management	12,992	12,844	148
Sales tax input expense	2,614	3,708	(1,094)
Travel	2,629	7,883	(5,254)
Vault cash usage fees	2,820	3,165	(345)
Other selling, general and administrative expenses	26,714	18,683	8,031
Total selling, general and administrative expenses	$ 132,618	$ 223,662	$ (91,044)

Selling, General and Administration Expenses.  Selling, general and administrative expenses decreased by $91,044 to $132,618 for the three month period ended January 31, 2007, as compared to $223,662 for the three month period ended January 31, 2006, approximately a 41% decrease. Several factors contributed to this decrease:

Our accounting, legal and professional fees decreased $63,710 or 80% due to shares being issued to pay for legal fees in the three months ended January 31, 2006.  These costs were not incurred for the three month period ended January 31, 2007.

Advertising expense decreased $13,342, or 86%, as a result of a cutback in overall advertising and promotional expenditures by the company, as well as a decrease in participation in tradeshows.

 Salaries and benefits decreased by $12,598, or 22%, as a result of a redistribution of duties and a reduction in staff required to carry on the business.

Income (Loss) From Operations Before Corporation Income Taxes.  We had net income before corporation income taxes of $2,407 for the three month period ended January 31, 2007 compared to a net loss of $67,528 for the three month period ended January 31, 2006.  This change from a net loss to net income is primarily the results of the redistribution of duties and reduction in staff and other expenses which are described earlier.

Corporation Income Taxes.  Corporation income tax for the three month period ended January 31, 2007 and 2006 was $-0-.  No income tax expense was due, due to the availability of net operating losses.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the three month period ended January 31, 2007, the average exchange rate was 1.15458 United States dollars to Canadian dollars.  This is a 1% decrease from the three month period ended January 31, 2006 in which the average exchange rate was 1.16800 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have nominal fixed expenses such as an annual lease payment of approximately $20,000 (Canadian) per year.

Working capital is summarized and compared as follows:

	January 31,
	2007	2006
Current assets	$ 243,962	$ 237,221
Current liabilities	54,084	88,806
Working capital	$ 189,878	$ 148,415

We expect that available cash and the cash flow from future operations will be sufficient to allow us to meet the expected demand for our products and services.  However, we cannot be assured that our sales will meet our expectations.  Should this fail to occur, we may elect to (1) reduce the planned expansion of operations or (2) pursue other financing alternatives such as an equity offering or borrowings. Our planned growth and profitability could be delayed or diminished if the two options listed above are not implemented or financing is unavailable.

Our net cash provided by operations was $359 for the three month period ended January 31, 2007 as compared to net cash used of $3,039 for the three month period ended January 31, 2006.  The $3,398 increase in cash provided was primarily the result of a $67,528 net loss for the three month period ended January 31, 2006 compared to a net income of $2,407 for the three month period ended January 31, 2007.  We also had cash provided from operations by the decrease in our inventories of $18,526 and prepaid expenses and deposits of $272, during the three months period ended January 31, 2007.  Our use cash provided by operations to fund an increase of accounts and other receivables of $169, and a decrease in accounts payable and accrued expenses of $23,058 and G.S.T. and P.S.T. payable of $171.

Our net cash used by investing activities was $1,844 for the three month period ended January 31, 2006 due to the purchases of property and equipment.  There was no effect on cash from any investing activities for the three month period ended January 31, 2007.

Our net cash used from financing activities was $1,863 during the three month period ended January 31, 2007 as compared to $1,217 for the three month period ended January 31, 2006.    We used the cash to repay notes payable in the amounts of $1,202 and $757, and repay capital leases in the amounts of $661 and $460 during the three month periods ended January 31, 2007 and 2006.

Our only term debt consists of a vehicle loan and a capital lease totaling approximately $5,251, of which the total amount is long-term.  Our term debt matures at various periods through 2008 and bears interest of approximately eight percent.  We believe, but can provide no assurance, that we have available resources, both commercial and private, should we need additional capital to fund our cash flows from operations or investing activities.

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

•

We have reduced our reliance on sales of our new surveillance products to reach profitability, and to date this product has not been accepted by the market and there is no assurance that it will be accepted by the market.

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

Dated:  March 12, 2007

MONEYFLOW SYSTEMS INTERNATIONAL INC., a Nevada corporation

By:  /s/ Harold F. Schultz

Harold F. Schultz, President, CEO, Director, Chairman of the Board, CFO and Chief Accounting Officer