Form 10QSB
period 2007-04-30
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2007-06-13
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-QSB

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

Large accelerated filer ☐	Accelerated file ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of June 12, 2007
Common stock, $0.001 par value	7,216,203

The issuer is not using the Transitional Small Business Disclosure format.

MONEYFLOW SYSTEMS INTERNATIONAL INC.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

APRIL 30, 2007

(UNAUDITED)

ASSETS CURRENT ASSETS
Cash and cash equivalents	$ 77,897
Accounts receivable, net of allowance for doubtful accounts of $6,776	1,601
Inventories	161,472
Prepaid expenses and other current assets	5,748
TOTAL CURRENT ASSETS	246,718

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $71,243	24,833
OTHER ASSETS
Rent security deposit	2,802
TOTAL ASSETS	$ 274,353

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

APRIL 30, 2007

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 44,593
G.S.T. and P.S.T. payable	3,171
Note payable, automobile	2,998
Capital lease payable	979

TOTAL CURRENT LIABILITIES	51,741
STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share; Authorized, 5,000,000 shares; Issued and outstanding, 9,500 shares	10
Preferred “B” stock, par value $.001 per share; Authorized, 5,000,000 shares; Issued and outstanding, 1,000 shares	1
Common stock, par value $.001 per share; Authorized, 100,000,000 shares; Issued and outstanding, 7,276,203 shares	7,276
Paid in capital in excess of par value of stock	2,664,389
Accumulated deficit	(2,506,157)
Accumulated other comprehensive income (primarily cumulative translation adjustment)	66,093
231,612
Less cost of common stock in treasury, 60,000 shares	(9,000)

TOTAL STOCKHOLDERS’ EQUITY	222,612
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 274,353

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

FOR THE SIX MONTHS ENDED APRIL 30, 2007 AND 2006

(UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2007	2006	2007	2006
REVENUES:
Sales of machines and terminals	$ 2,422	$ 14,056	$ 8,069	$ 27,781
Sales of surveillance equipment	7,598	1,101	9,455	18,879
Transaction and service fees	112,423	151,814	234,999	292,016
Maintenance contracts	10,811	14,109	22,041	27,909
Other revenue	1,027	3,964	6,242	7,405
Total revenues	134,281	185,044	280,806	373,990
COST AND EXPENSES:
Cost of sales	19,233	31,258	30,661	61,067
Write-off of obsolete inventory	-	1,754	-	3,483
Consulting and legal fees, paid with common stock and options to purchase common stock	-	-	-	54,468
Selling, general and administrative expenses	124,045	123,986	256,663	293,180
Total cost and expenses	143,278	156,998	287,324	412,198
INCOME (LOSS) FROM OPERATIONS	(8,997)	28,046	(6,518)	(38,208)
OTHER INCOME (EXPENSE):
Interest expense	(51)	(205)	(123)	(505)
Interest income	-	162	-	322
(Loss) on disposition of assets	-	(8)	-	(1,142)
Total other income (expense), net	(51)	(51)	(123)	(1,325)
INCOME (LOSS) FROM OPERATIONS BEFORE CORPORATION INCOME TAXES	(9,048)	27,995	(6,641)	(39,533)
CORPORATION INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$ (9,048)	$ 27,995	$ (6,641)	$ (39,533)
NET INCOME (LOSS) PER COMMON SHARE-
BASIC AND DILUTED	$ (0.00)	$ 0.00	$ (0.00)	$ (0.01)
WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING- Basic and diluted	7,216,203	7,216,203	7,216,203	7,216,203

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE SIX MONTHS ENDED APRIL 30, 2007 AND 2006

(UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2007	2006	2007	2006

NET INCOME (LOSS)	$ (9,048)	$ 27,995	$ (6,641)	$ (39,533)
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	7,851	4,659	(2,280)	5,542
NET COMPREHENSIVE INCOME (LOSS)	$ (1,197)	$ 32,654	$ (8,921)	$ (33,991)

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2007 AND 2006

(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (6,641)	$ (39,533)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation	8,570	8,817
Inventory impairment	-	4,878
Provision for doubtful accounts	2,247	1,752
Loss on disposal of fixed asset	-	1,139
Deferred compensation	-	54,468
Changes in operating assets and liabilities:
Accounts and other receivables	13,396	915
Inventories	12,512	(12,755)
Prepaid expenses and deposits	1,440	10,371
Accounts payable and accrued expenses	(24,447)	(46,071)
G.S.T and P.S.T. payable	149	(180)
Net cash provided (used) by operating activities	7,226	(16,199)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(3,690)
Net cash (used) by investing activities	-	(3,690)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(1,980)	(1,544)
Repayment on capital lease	(1,157)	(938)
Net cash (used) by financing activities	(3,137)	(2,482)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,280)	5,542

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED APRIL 30, 2007 AND 2006

(UNAUDITED)

	2007	2006

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$ 1,809	$ (16,829)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	76,088	59,845
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 77,897	$ 43,016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest	$ 123	$ 503

Taxes	$ -	$ -

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented.  Operating results for the six months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ended October 31, 2007.  Accordingly, your attention is directed to the footnote disclosures found in the October 31, 2006 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

APRIL 30, 2007

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

Allowance for Doubtful Accounts - The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for doubtful accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, age of account balance, etc.).

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

APRIL 30, 2007

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

Treasury Stock – The Company intends to hold repurchased shares in Treasury for general corporate purposes, including issuances under the employee stock option plan. The Company accounts for the Treasury stock using the cost method.

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

The following shows the calculation of the number of diluted shares outstanding as of April 31, 2007:

Number of shares outstanding – basic	7,216,203
Common Stock convertible on Preferred Stock	950,000

Number of shares outstanding – diluted	8,166,203

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

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

Corporation Income Taxes – No corporation income tax expense was due for the six months ended April 30, 2007 due to the availability of net operating loss carry forward from previous years.

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

No new stock was issued during the six months ended April 30, 2007.

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

Shipping and Handling Costs

The Company's policy is to classify shipping and handling costs as part of cost of sales in the statement of operations.

SELECTED FINANCIAL INFORMATION

	Three Months Ended		Six Months Ended
	04/30/2007	04/30/2006	04/30/2007	04/30/2006
Statement of Operations Data:
Total revenue	$ 134,281	$ 185,044	$ 280,806	$ 373,990
Income (Loss) from operations	(8,997)	28,046	(6,518)	(38,208)
Income (Loss) from operations before corporation income taxes	$ (9,048)	$ 27,995	$ (6,641)	$ (39,533)
Net income (loss)	$ (9,048)	$ 27,995	$ (6,641)	$ (39,533)
Net income (loss) per share – operations	$ 0.00	$ 0.00	$ 0.00	$ (0.01)
Balance Sheet Data:
Total assets	$ 274,353	$ 269,564	$ 274,353	$ 269,564
Total liabilities	$ 51,741	$ 45,917	$ 51,741	$ 45,917
Stockholders' equity	$ 222,612	$ 223,647	$ 222,612	$ 223,647

Results of Operations

Six months ended April 30, 2007 compared to six months ended April 30, 2006.

	Six Month Period Ended
	04/30/2007	04/30/2006	Increase
			(Decrease)
Revenues:
Machines and terminals	$ 8,069	$ 27,781	$ (19,712)
Surveillance equipment	9,455	18,879	(9,424)
Transaction and service fees	234,999	292,016	(57,017)
Maintenance fees	22,041	27,909	(5,868)
Other revenue	6,242	7,405	(1,163)
Total Revenues	$ 280,806	$ 373,990	$ (93,184)

Revenues.  Revenues from operations for the six months ended April 30, 2007 were $280,806 as compared to revenues of $373,990 for the six months ended April 30, 2006, a decrease of $93,184 or approximately 25%.  The changes in revenues are summarized as follows:

Sales of Machines and Terminals.  Sales of machines and terminals decreased by $19,712 to $8,069 for the six months ended April 30, 2007, as compared to $27,781 for the six months ended April 30, 2006, approximately a 71% decrease. This is primarily due to an ex-employee leaving our company and becoming a competitor and taking seven of our customers with him.  We are suing him for loss of revenue, and suspected actions relating to the removal of customer and company files, contracts and other documents from the Company’s premises for his own enrichment.

CS Surveillance Systems.  Sales of surveillance equipment were $9,455 in the six months ended April 30, 2007, a decrease of 50% or $9,424 from the $18,879 sold during the six months ended April 30, 2006.   Due to the competitive environment and difficulty in acquiring personnel in the current economic environment, we have refocused our efforts to maintain and grow our ATM portfolio.  As a result, sales of surveillance equipment have declined.

Transaction and Service Fees. Transaction and service fees were $234,999 in the six month period ended April 30, 2007, a decrease of 20% or $57,017 from the $292,016 that occurred in the six month period ended April 30, 2006.  This is primarily due to an ex-employee leaving our company and becoming a competitor and taking seven of our customers with him.  We are suing him for loss of revenue, and suspected removal of customer files and company files, contracts and other documents for his own enrichment.

  Cost of Sales and Gross Profit (Loss)

	Six Month Period Ended
	04/30/2007	04/30/2006	Increase
			(Decrease)
Cost of sales:
Machines and terminals	$ 21,678	$ 46,797	$ (25,119)
Surveillance equipment	8,983	14,270	(5,287)
Total Cost of Sales	$ 30,661	$ 61,067	$ (30,406)
Gross Profit (Loss):
Machines and terminals – amount	$ (13,609)	$ (19,016)	$ (5,407)
Machines and terminals - percentage	( 169%)	( 68%)	101%
Surveillance equipment – amount	472	4,609	(4,137)
Surveillance equipment - percentage	5%	24%	(19%)

Cost of Sales and Gross Profit.  The cost of sales decreased by $30,406 to $30,661 for the six months ended April 30, 2007, as compared to $61,067 for the six months ended April 30, 2006.  The decrease in the cost of sales is a direct result of the decreases in revenue.

The gross loss for the six months ended April 30, 2007 decreased by $1,270 to $13,137 as compared to $14,407 for the six months ended April 30, 2006.   This decrease in gross loss is mainly due to fewer terminals and surveillance equipment being sold during the period.  In addition, an ex-employee left our company and became a competitor and took seven of our customers with him. We are suing him for loss of revenue, suspected removal of customer and company files, contracts and other documents for his own enrichment.

Selling, general and administrative expenses

	Six Month Period Ended
	04/30/2007	04/30/2006	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$ 39,603	$ 42,821	$ (3,218)
Advertising	2,753	18,497	(15,744)
Agent, distributor and investor sales and residual fees	6,891	7,028	(137)
Bad debt	2,247	1,752	495
Depreciation	8,570	8,817	(247)

Office expense	17,980	17,092	888
Office rent	12,950	12,391	559
Salaries and benefits	82,494	112,312	(29,818)
Sales management	25,929	25,872	57
Sales tax input expense	5,658	8,217	(2,559)
Travel	6,146	11,781	(5,635)
Vault cash usage fees	9,078	5,995	3,083
Other selling, general and administrative expenses	36,364	20,605	15,759
Total selling, general and administrative expenses	$ 256,663	$ 293,180	$ (36,517)

Selling, General and Administration Expenses.  Selling, general and administrative expenses decreased by $36,517 to $256,663 for the six months ended April 30, 2007, as compared to $293,180 for the six months ended April 30, 2006, approximately a 12% decrease.  Several factors contributed to this decrease:

Advertising expense decreased $15,744 as a result of a cutback in overall advertising and promotional expenditures by the company, as well as a decrease in participation in tradeshows.

Salaries and benefits decreased by $29,818 as a result of a redistribution of duties and a reduction in staff required to carry on the business.

(Loss) From Continuing Operations Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $6,641 for the six months ended April 30, 2007 compared to $39,533 for the six months ended April 30, 2006.  This decrease in loss from continuing operations is due to the reduction in our operating expenses.

Corporation Income Taxes.  Corporation income tax for the six months ended April 30, 2007 and 2006 was $-0-.  No income tax expense was due for the six months ended April 30, 2007 due to the availability of net operating loss carry forward and current period losses.

Three months ended April 30, 2007 compared to three months ended April 30, 2006.

	Three Month Period Ended
	04/30/2007	04/30/2006	Increase
			(Decrease)
Revenues:
Machines and terminals	$ 2,422	$ 14,056	$ (11,634)
Surveillance equipment	7,598	1,101	6,497
Transaction and service fees	112,423	151,814	(39,391)
Maintenance contracts	10,811	14,109	(3,298)
Other revenue	1,027	3,964	(2,937)
Total Revenue	$ 134,281	$ 185,044	$(50,763)

Revenues.  Revenues from operations for the three months ended April 30, 2007 were $134,281 as compared to revenues of $185,044 for the three months ended April 30, 2006, a decrease of $50,763 or approximately 27%.  The changes in revenues are summarized as follows:

Sales of Machines and Terminals.  Sales of machines and terminals decreased by $11,634 to $2,422 for the three months ended April 30, 2007, as compared to $14,056 for the three months ended April 30, 2006, approximately an 83% decrease. This is primarily due to an ex-employee leaving our company and becoming a competitor and taking seven of our customers with him.  We are suing him for loss of revenue, suspected removal of customer and company files, contracts and other documents for his own enrichment.

Transaction and Service Fees. Transaction and service fees were $112,423 in the three month period ended April 30, 2007, a decrease of 26% or $39,391 from the $151,814 that occurred in the three month period ended April 30, 2006.  This is primarily due to an ex-employee leaving our company and becoming a competitor and taking seven of our customers with him.  We are suing him for loss of revenue, suspected removal of customer and  company files, contracts and other documents for his own enrichment.

	Three Month Period Ended
	04/30/2007	04/30/2006	Increase
			(Decrease)
Cost of sales:
Machines and terminals	$ 11,456	$ 26,956	$ (15,500)
Surveillance equipment	7,777	4,302	3,475
Total Cost of Sales	$ 19,233	$ 31,258	$ (12,025)
Gross Profit (Loss):
Machines and terminals – amount	$ (9,034)	$ (12,900)	$ (3,866)
Machines and terminals - percentage	( 373%)	(92%)	281%
Surveillance equipment – amount	$ (179)	$ (3,201)	$ (3,022)
Surveillance equipment - percentage	(2%)	(291%)	(289%)

Cost of Sales and Gross Profit.  The cost of sales decreased by $12,025 to $19,233 for the three months ended April 30, 2007, as compared to $31,258 for the three months ended April 30, 2006, approximately a 38% decrease.  The decrease in the cost of sales is a direct result of the decreases in revenue.

The gross loss for the three months ended April 30, 2007 decreased by $6,888 to $9,213 as compared to $16,101 for the three months ended April 30, 2006.   This decrease in gross loss is mainly due to fewer terminals and surveillance equipment being sold during the period.  In addition, an ex-employee left our company and became a competitor and took seven of our customers with him. We are suing him for loss of revenue, suspected removal of customer and company files, contracts and other documents for his own enrichment.

	Three Month Period Ended
	04/30/2007	04/30/2006	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$ 23,648	$ 17,624	$ 6,024
Advertising	619	3,021	(2,402)
Agent, distributor and investor sales and residual fees	3,386	3,069	317
Bad debt	1,256	206	1,050
Depreciation	7,009	2,320	4,689
Office expense	8,028	9,730	(1,702)
Office rent	6,461	6,377	84
Salaries and benefits	38,232	55,452	(17,220)
Sales management	12,937	13,028	(91)
Sales tax input expense	3,044	4,509	(1,465)
Travel	3,517	3,898	(381)
Vault cash usage fees	6,258	2,830	3,428
Other selling, general and administrative expenses	9,650	1,922	7,728
Total Selling, general and administrative expenses	$ 124,045	$123,986	$ 59

Selling, General and Administration Expenses.  Selling, general and administrative expenses increased by $59 to $124,045 for the three months ended April 30, 2007, as compared to $123,986 for the three months ended April 30, 2006, approximately a slight increase. Several factors contributed to this increase:

Our accounting, legal and professional expenses increased $6,024 due to our costs incurred to prosecute the employee who took seven of our customers with him. We are suing him for loss of revenue, suspected removal of customer and company files, contracts and other documents for his own enrichment.

Salaries and benefits decreased by $17,220, or 31%, as a result of a redistribution of duties and a reduction in staff required to carry on the business.

Income (Loss) From Operations Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $9,048 for the three months ended April 30, 2007 compared to net income of $27,995 for the three months ended April 30, 2006.  The change from net loss to net income was primarily the result of the loss of business described above.

Corporation Income Taxes.  Corporation income tax for the three months ended April 30, 2007 and 2006 was $-0-.  No income tax expense was due for the three months ended April 30, 2007 due to the availability of net operating loss carryforward and current period losses.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the six months ended April 30, 2007, the average exchange rate was 1.157 United States dollars to Canadian dollars.  This is a minimal decrease from the six months ended April 30, 2006 in which the average exchange rate was 1.160 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have nominal fixed expenses such as an annual lease payment of approximately $20,000 (Canadian) per year.

Working capital is summarized and compared as follows:

	April 30,
	2007	2006
Current assets	$ 246,718	$ 224,327
Current liabilities	51,741	40,600
Working capital	$ 194,977	$ 183,727

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

Our net cash provided by operations was $7,226 for the six months ended April 30, 2007 as compared to net cash used of $16,199 for the six months ended April 31, 2006.  The $23,425 increase in cash provided was primarily the result of a $32,892 decrease in our net loss from operations, the inventory impairment of $4,878 a loss on disposal of fixed assets of $1,139, and deferred compensation of $54,468 during the six months ended April 30, 2006.  These were offset by the changes in operating assets and liabilities of cash provided of $3,050 during the six months ended April 30, 2007, compared to cash used of $47,720 for the six months ended April 30, 2006

There were no investing activities during the 6 months ended April 30, 2007.  Our net cash used by investing activities was $3,690 for the six months ended April 30, 2006, which was for the purchase of property and equipment.

Our net cash used by financing activities was $3,137 during the six months ended April 30, 2007 as compared to $2,482 for the six months ended April 30, 2006.  We used the cash to repay notes payable in the amounts of $1,980 and $1,544, and repay capital leases in the amounts of $1,157 and $938 during the six months ended April 30, 2007 and 2006, respectively.

Our only term debt consists of a vehicle loan and a capital lease totaling approximately $4,000, which is all long-term.  Our term debt matures at various periods through 2008 and bears interest of approximately eight percent.  We believe, but can provide no assurance, that we have available resources, both commercial and private, should we need additional capital to fund our cash flows from operations or investing activities.

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

Dated:  June 12, 2007

MONEYFLOW SYSTEMS INTERNATIONAL INC., a Nevada corporation

By:  /s/ Harold F. Schultz

Harold F. Schultz, President, CEO, Director, Chairman of the Board, CFO and Chief Accounting Officer