Form 10QSB
period 2007-07-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2007-09-14
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-QSB

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Large accelerated filer ☐	Accelerated file ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of September 13, 2007
Common stock, $0.001 par value	7,216,203

The issuer is not using the Transitional Small Business Disclosure format.

MONEYFLOW SYSTEMS INTERNATIONAL INC.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

JULY 31, 2007

(UNAUDITED)

ASSETS CURRENT ASSETS
Cash and cash equivalents	$ 78,867
Accounts receivable, net of allowance for doubtful accounts of $8,117	8,472
Inventories	167,648
Prepaid expenses and other current assets	4,979
TOTAL CURRENT ASSETS	259,966

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $77,857	23,414
OTHER ASSETS
Rent security deposit	2,934
TOTAL ASSETS	$ 286,314

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

JULY 31, 2007

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 41,995
G.S.T. and P.S.T. payable	3,650
Note payable, automobile	2,093
Capital lease payable	411

TOTAL CURRENT LIABILITIES	48,149
STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share; Authorized, 5,000,000 shares; Issued and outstanding, 9,500 shares	10
Preferred “B” stock, par value $.001 per share; Authorized, 5,000,000 shares; Issued and outstanding, 1,000 shares	1
Common stock, par value $.001 per share; Authorized, 100,000,000 shares; Issued and outstanding, 7,276,203 shares	7,276
Paid in capital in excess of par value of stock	2,664,389
Accumulated deficit	(2,502,013)
Accumulated other comprehensive income (primarily cumulative translation adjustment)	77,502
247,165
Less cost of common stock in treasury, 60,000 shares	(9,000)

TOTAL STOCKHOLDERS’ EQUITY	238,165
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 286,314

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2007 AND 2006

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2007	2006	2007	2006
REVENUES:
Sales of machines and terminals	$ 6,926	$ 20,339	$ 14,995	$ 48,120
Sales of surveillance equipment	9,192	31,145	18,647	50,024
Transaction and service fees	131,421	145,007	366,420	437,023
Maintenance contracts	11,757	14,305	33,798	42,214
Other revenue	3,018	4,486	9,260	11,891
Total revenues	162,314	215,282	443,120	589,272
COST AND EXPENSES:
Cost of sales	15,988	45,910	46,649	106,977
Write-off of obsolete inventory	-	1,807	-	5,290
Consulting and legal fees, paid with common stock and options to purchase common stock	-	-	-	54,468
Selling, general and administrative expenses	142,096	171,314	398,759	464,494
Total cost and expenses	158,084	219,031	445,408	631,229
INCOME (LOSS) FROM OPERATIONS	4,230	(3,749)	(2,288)	(41,957)
OTHER INCOME (EXPENSE):
Recovery of bad debts	-	57,936	-	57,936
Interest expense	(87)	(238)	(210)	(743)
Interest income	-	3,710	-	4,032
(Loss) on disposition of assets	-	(14)	-	(1,156)
Total other income (expense), net	(87)	61,394	(210)	60,069
INCOME (LOSS) FROM OPERATIONS BEFORE CORPORATION INCOME TAXES	4,143	57,645	(2,498)	18,112
CORPORATION INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$ 4,143	$ 57,645	$ (2,498)	$ 18,112
NET INCOME (LOSS) PER COMMON SHARE-
BASIC AND DILUTED	$ 0.00	$ 0.01	$ 0.00	$ 0.00
WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING- Basic and diluted	7,216,203	7,216,203	7,216,203	7,216,203

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2007 AND 2006

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2007	2006	2007	2006
NET INCOME (LOSS)	$ 4,143	$ 57,645	$ (2,498)	$ 18,112
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	11,409	(7,311)	9,129	(2,297)
NET COMPREHENSIVE INCOME (LOSS)	$ 15,552	$ 50,334	$ 6,631	$ 15,815

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2007 AND 2006

(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (2,498)	$ 18,112
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	19,519	16,043
Inventory impairment	-	5,290
Provision for doubtful accounts	1,138	5,682
Loss on disposal of fixed asset	-	1,156
Deferred compensation	-	54,468
Changes in operating assets and liabilities:
Accounts and other receivables	7,634	(16,511)
Inventories	2,370	(36,123)
Prepaid expenses and deposits	2,077	666
Accounts payable and accrued expenses	(27,045)	(17,454)
G.S.T and P.S.T. payable	628	783
Net cash provided (used) by operating activities	3,823	32,112
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,564)	(9,975)
Net cash (used) by investing activities	(5,564)	(9,975)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(2,885)	(2,617)
Repayment on capital lease	(1,725)	(1,555)
Net cash (used) by financing activities	(4,610)	(4,172)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	9,130	(2,297)

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED JULY 31, 2007 AND 2006

(UNAUDITED)

	2007	2006
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$ 2,779	$ 15,668
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	76,088	59,845
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 78,867	$ 75,513

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest	$ 210	$ 743

Taxes	$ -	$ -

SCHEDULE OF NON-CASH ACTIVITIES:

Consulting and legal fees paid with the issuance of common stock and options	$ -	$ 54,468

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented.  Operating results for the nine months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ended October 31, 2007.  Accordingly, your attention is directed to the footnote disclosures found in the October 31, 2006 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

JULY 31, 2007

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

JULY 31, 2007

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

The following shows the calculation of the number of diluted shares outstanding as of July 31, 2007:

Number of shares outstanding – basic	7,216,203
Common Stock convertible on Preferred Stock	950,000

Number of shares outstanding – diluted	8,166,203

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007

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

Corporation Income Taxes – No corporation income tax expense was due for the nine months ended July 31, 2007 due to the availability of net operating loss carry forward from previous years.

Concentration of Credit Risk

Financial Instruments - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  The Companies place their temporary cash investments in reputable financial institutions.

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

No new stock was issued during the nine months ended July 31, 2007.

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

Shipping and Handling Costs

The Company's policy is to classify shipping and handling costs as part of cost of sales in the statement of operations.

SELECTED FINANCIAL INFORMATION

	Three Months Ended		Nine Months Ended
	07/31/2007	07/31/2006	07/31/2007	07/31/2006
Statement of Operations Data:
Total revenue	$ 162,314	$ 215,282	$ 443,120	$ 589,272
Income (Loss) from operations	4,230	(3,749)	(2,288)	(41,957)
Income (Loss) from operations before corporation income taxes	$ 4,143	$ 57,645	$ (2,498)	$ 18,112
Net income (loss)	$ 4,143	$ 57,645	$ (2,498)	$ 18,112
Net income (loss) per share – operations	$ 0.00	$ 0.01	$ 0.00	$ (0.01)
Balance Sheet Data:
Total assets			$ 286,314	$ 348,950
Total liabilities			$ 48,149	$ 71,528
Stockholders' equity			$ 238,165	$ 277,422

Results of Operations

Nine months ended July 31, 2007 compared to nine months ended July 31, 2006.

Nine Month Period Ended
	07/31/2007	07/31/2006	Increase
(Decrease)
Revenues:
Machines and terminals	$ 14,995	$ 48,120	$ (33,125)

Surveillance equipment	18,647	50,024	(31,377)
Transaction and service fees	366,420	437,023	(70,603)
Maintenance fees	33,798	42,214	(8,416)
Other revenue	9,260	11,891	(2,631)
Total Revenues	$ 443,120	$ 589,272	$(146,152)

Revenues.  Revenues from operations for the nine months ended July 31, 2007 were $443,120 as compared to revenues of $589,272 for the nine months ended July 31, 2006, a decrease of $146,152 or approximately 25%.  The changes in revenues are summarized as follows:

Sales of Machines and Terminals.  Sales of machines and terminals decreased by $33,125 to $14,995 for the nine months ended July 31, 2007, as compared to $48,120 for the nine months ended July 31, 2006, approximately a 69% decrease.  Several factors, including the departure of an employee who became a direct competitor to our Company, have contributed to the decline in Sales.

CS Surveillance Systems.  Sales of surveillance equipment were $18,647 in the nine months ended July 31, 2007, a decrease of 63% or $31,377 from the $50,024 sold during the nine months ended July 31, 2006.   Due to the competitive environment and difficulty in acquiring personnel in the current economic environment, we have refocused our efforts to maintain and grow our ATM portfolio.  As a result, sales of surveillance equipment have declined.

Transaction and Service Fees. Transaction and service fees were $366,420 in the nine month period ended July 31, 2007, a decrease of 16% or $70,603 from the $437,023 that occurred in the nine month period ended July 31, 2006.  This is primarily due to an ex-employee leaving our company and becoming a competitor and taking seven of our customers with him.  We are suing him for loss of revenue and suspected removal of customer and company files, contracts and other documents for his own enrichment.

  Cost of Sales and Gross Profit (Loss)

	Nine Month Period Ended
	07/31/2007	07/31/2006	Increase
			(Decrease)
Cost of sales:
Machines and terminals	$ 31,563	$ 73,366	$ (41,803)
Surveillance equipment	15,086	33,611	(18,525)
Total Cost of Sales	$ 46,649	$ 106,977	$ (60,328)
Gross Profit (Loss):
Machines and terminals – amount	$ (16,568)	$ (25,246)	$ (8,678)
Machines and terminals - percentage	( 110%)	( 52%)	58%
Surveillance equipment – amount	3,561	16,413	(12,852)
Surveillance equipment - percentage	19%	33%	(14%)

Cost of Sales and Gross Profit.  The cost of sales decreased by $60,328 to $46,649 for the nine months ended July 31, 2007, as compared to $106,977 for the nine months ended July 31, 2006.  The decrease in the cost of sales is a direct result of the decreases in revenue.

The gross loss for the nine months ended July 31, 2007 increased by $4,174 to $13,007 as compared to $8,833 for the nine months ended July 31, 2006.   This decrease in gross loss is mainly due to fewer terminals and surveillance equipment being sold during the period, offset by a write-off of obsolete inventory during the nine months ended July 31, 2007.  In addition, an ex-employee left our company and became a competitor and took seven of our customers with him. We are suing him for loss of revenue and suspected removal of customer and company files, contracts and other documents for his own enrichment.

Selling, general and administrative expenses

	Nine Month Period Ended
	07/31/2007	07/31/2006	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$ 64,503	$ 56,805	$ 7,698
Advertising	3,159	21,312	(18,153)
Agent, distributor and investor sales and residual fees	10,771	11,917	(1,146)
Bad debt	1,138	5,682	(4,544)
Depreciation	19,519	16,043	3,476
Office expense	22,809	21,015	1,794
Office rent	20,334	19,088	1,246
Salaries and benefits	132,735	170,145	(37,410)
Sales management	39,881	39,293	588
Sales tax input expense	9,277	13,414	(4,137)
Travel	10,373	20,141	(9,768)
Vault cash usage fees	13,742	9,394	4,348
Other selling, general and administrative expenses	50,518	60,245	(9,727)
Total selling, general and administrative expenses	$ 398,759	$ 464,494	$ (65,735)

Selling, General and Administration Expenses.  Selling, general and administrative expenses decreased by $65,735 to $398,759 for the nine months ended July 31, 2007, as compared to $464,494 for the nine months ended July 31, 2006, approximately a 14% decrease.  Several factors contributed to this decrease:

Advertising expense decreased $18,153 as a result of a cutback in overall advertising and promotional expenditures by the company, as well as a decrease in participation in tradeshows.

Salaries and benefits decreased by $37,410 as a result of a redistribution of duties and a reduction in staff required to carry on the business.

(Loss) From Continuing Operations Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $2,498 for the nine months ended July 31, 2007 compared to net income of $18,112 for the nine months ended April 30, 2006.  This change from a loss from continuing operations to net income from continuing operations is due to the reduction in our operating expenses.  In addition, for the nine months ended July 31, 2006, we had a recovery of bad debt of $57,936, which was offset by $54,468 of consulting and legal fees paid with common stock and options to purchase common stock

Corporation Income Taxes.  Corporation income tax for the nine months ended July 31, 2007 and 2006 was $-0-.  No income tax expense was due for the nine months ended July 31, 2007 due to the availability of net operating loss carry forward and current period losses.

Three months ended July 31, 2007 compared to three months ended July 31, 2006.

	Three Month Period Ended
	07/31/2007	07/31/2006	Increase
			(Decrease)
Revenues:
Machines and terminals	$ 6,926	$ 20,339	$ (13,413)
Surveillance equipment	9,192	31,145	(21,953)
Transaction and service fees	131,421	145,007	(13,586)
Maintenance contracts	11,757	14,305	(2,548)
Other revenue	3,018	4,486	(1,468)
Total Revenue	$ 162,314	$ 215,282	$(52,968)

Revenues.  Revenues from operations for the three months ended July 31, 2007 were $162,314 as compared to revenues of $215,282 for the three months ended July 31, 2006, a decrease of $52,968 or approximately 25%.  The changes in revenues are summarized as follows:

Sales of Machines and Terminals.  Sales of machines and terminals decreased by $13,413 to $6,926 for the three months ended July 31, 2007, as compared to $20,339 for the three months ended July 31, 2006, approximately a 66% decrease. Several factors, including the departure of an employee who became a direct competitor, have contributed to the decline in Sales.

CS Surveillance Systems.  Sales of surveillance equipment were $9,192 in the three months ended July 31, 2007, a decrease of 70% or $21,953 from the $31,145 sold during the three months ended July 31, 2006.   Due to the competitive environment and difficulty in acquiring personnel in the current economic environment, we have refocused our efforts to maintain and grow our ATM portfolio.  As a result, sales of surveillance equipment have declined.

Transaction and Service Fees. Transaction and service fees were $145,007 in the three month period ended July 31, 2007, a decrease of 9% or $13,586 from the $145,007 that occurred in the three month period ended July 31, 2006.  This is primarily due to an ex-employee leaving our company and becoming a competitor and taking seven of our customers with him.  We are suing him for loss of revenue and suspected removal of customer and company files, contracts and other documents for his own enrichment.

Three Month Period Ended
	07/31/2007	07/31/2006	Increase
(Decrease)
Cost of sales:
Machines and terminals	$ 5,630	$ 26,569	$ (20,939)
Surveillance equipment	10,358	19,341	(8,983)
Total Cost of Sales	$ 15,988	$ 45,910	$ (29,922)
Gross Profit (Loss):
Machines and terminals – amount	$ 1,296	$ (6,230)	$ (3,866)

Machines and terminals - percentage	19%	( 31%)	281%
Surveillance equipment – amount	$ (1,166)	$ 11,804	$ (3,022)
Surveillance equipment - percentage	( 13%)	38%	(289%)

Cost of Sales and Gross Profit.  The cost of sales decreased by $29,922 to $15,988 for the three months ended July 31, 2007, as compared to $45,910 for the three months ended July 31, 2006, approximately a 65% decrease.  The decrease in the cost of sales is a direct result of the decreases in revenue.

The gross profit for the three months ended July 31, 2007 decreased by $5,444 to $130 as compared to $5,574 for the three months ended July 31, 2006.   This decrease in gross loss is mainly due to fewer terminals and surveillance equipment being sold during the period.  In addition, an ex-employee left our company and became a competitor and took seven of our customers with him. We are suing him for loss of revenue and suspected removal of customer and company files, contracts and other documents for his own enrichment.

	Three Month Period Ended
	07/31/2007	07/31/2006	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$ 24,900	$ 13,984	$ 10,916
Advertising	406	2,815	(2,409)
Agent, distributor and investor sales and residual fees	3,880	4,889	(1,009)
Bad debt	(1,109)	3,930	(5,039)
Depreciation	10,949	7,226	3,723
Office expense	4,829	3,923	906
Office rent	7,384	6,697	687
Salaries and benefits	50,241	57,833	(7,592)
Sales management	13,952	13,421	531
Sales tax input expense	3,619	5,197	(1,578)
Travel	4,227	8,360	(4,133)
Vault cash usage fees	4,664	3,399	1,265
Other selling, general and administrative expenses	14,154	39,640	(25,486)
Total Selling, general and administrative expenses	$ 142,096	$ 171,314	$(29,218)

Selling, General and Administration Expenses.  Selling, general and administrative expenses decreased by $29,218 to $142,096 for the three months ended July 31, 2007, as compared to $171,314 for the three months ended July 31, 2006, approximately a slight increase. Several factors contributed to this increase:

Our accounting, legal and professional expenses increased $10,916, or 79%, due to our costs incurred to prosecute the employee who took seven of our customers with him. We are suing him for loss of revenue and suspected removal of customer and company files, contracts and other documents for his own enrichment.

Salaries and benefits decreased by $7,592, or 13%, as a result of a redistribution of duties and a reduction in staff required to carry on the business.

Other selling, general and administrative expenses decreased by $25,486, or 64%, due to an overall reduction in our spending for expenses.

Income (Loss) From Operations Before Corporation Income Taxes.  We had net income before corporation income taxes of $4,143 for the three months ended July 31, 2007 compared to net income of $57,645 for the three months ended July 31, 2006.  This decrease in income is from the reduction of revenues described above, along with a recovery of bad debt in the amount of $57,936during the three months ended July 31, 2007.

Corporation Income Taxes.  Corporation income tax for the three months ended July 31, 2007 and 2006 was $-0-.  No income tax expense was due for the three months ended July 31, 2007 due to the availability of net operating loss carryforward and current period losses.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the nine months ended July 31, 2007, the average exchange rate was 1.128 United States dollars to Canadian dollars.  This is a minimal decrease from the nine months ended July 31, 2006 in which the average exchange rate was 1.145 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have nominal fixed expenses such as an annual lease payment of approximately $20,000 (Canadian) per year.

Working capital is summarized and compared as follows:

	July 31,
	2007	2006
Current assets	$ 259,966	$ 306,419
Current liabilities	48,149	68,719
Working capital	$ 211,817	$ 237,700

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

Our net cash provided by operations was $3,823 for the nine months ended July 31, 2007.  Our net loss for the nine months ended July 31, 2007 was $2,498, and included non-cash items such as depreciation of $19,519 and a provision for doubtful accounts of $1,138.  Net cash was also provided from a decrease in accounts and other receivables of $7,634, inventories of $2,370, prepaid expenses and deposits of $2,077, and an increase in G.S.T. and P.S.T. payable of $628.  This was offset by a decrease in accounts payable and accrued expenses of $27,045.

Our net cash provided by operations was $32,112 for the nine months ended July 31, 2006.  Our net income for the nine months ended July 31, 2006 was $18,112 and included non-cash items such as depreciation of $16,043, an impairment of inventory of $5,290, a provision for doubtful accounts of $5,682, a loss on disposal of fixed assets of $1,156, and deferred compensation of $54,468.  We had cash provided due to a decrease in prepaid expenses and deposits for $666 and an increase in G.S.T. and P.S.T. payable of $783.

This was offset by an increase in accounts and other receivables of $16,511, inventories of $36,123 and a decrease in accounts payable and accrued expenses of $17,454.

Our net cash used by investing activities was $5,564 and $9,975 for the nine months ended July 31, 2007 and 2006, respectively, which was for the purchase of property and equipment.

Our net cash used by financing activities was $4,610 and $4,170 for the nine months ended July 31, 2007 and 2006, respectively.  This was due to the repayment of a note payable of $2,885, and the repayment of a capital lease of $1,725 for the nine months ended July 31, 2007.  For the nine months ended July 31, 2006, we had a repayment of a note payable of $2,617 and the repayment of a capital lease of $1,555.

Our only term debt consists of a vehicle loan and a capital lease totaling approximately $2,500, which is all current.  Our term debt matures at various periods through 2008 and bears interest of approximately eight percent.  We believe, but can provide no assurance, that we have available resources, both commercial and private, should we need additional capital to fund our cash flows from operations or investing activities.

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

Dated:  September 13, 2007

MONEYFLOW SYSTEMS INTERNATIONAL INC., a Nevada corporation

By:  /s/ Harold F. Schultz

Harold F. Schultz, President, CEO, Director, Chairman of the Board, CFO and Chief Accounting Officer