Form 10KSB
period 2007-10-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2008-01-29
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

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

The issuer's total net sales for the fiscal year ended October 31, 2007 were $597,728.

As of January 29, 2008, there were 7,276,203 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer.  As of January 29, 2008, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board, was approximately $248,055.

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

Our ATM Business

While we intend to expand the focus of our business to include our new security products and services business, as provided by Interglobe and described in "New Focus on Security Products and Services" below, during fiscal year 2006 substantially all of our revenue was generated by our ATM business, which is described below.

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

The Financial Transaction Industry

Security Bancorp has connection services and software licensing agreements with Open Solutions Ltd., a direct subscriber to Interac Association, operator of a proprietary electronic financial transaction exchange.  Security Bancorp's agreements with Open Solutions give it access to Interac.  Through access to Interac, Security Bancorp's customers can (for a fee) use their ATM cards, debit cards and credit cards at ATMs and Point-of-Sale machines not owned by their bank or credit card company.

Security Bancorp's customers pay a fee, or surcharge, for the use of its ATMs machines.

Our Approach to Sales, Service and Operations

Security Bancorp sells, services and operates ATMs in Canada.  Each time an ATM card, debit card or credit card is used in one of our machines, a fee is charged.  Transaction fees accounted for approximately 74% of MoneyFlow's revenue during fiscal year 2007.  Sales of ATMs terminals generated most of the remainder of MoneyFlow's revenue during fiscal year 2007.

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

As of January 30, 2007, Security Bancorp has placed and holds under management ATMs at over 160 locations across Canada, primarily in the provinces of Ontario, Alberta, Saskatchewan, British Columbia and Manitoba.  We are also building a presence in certain other targeted Canadian provinces.

During 2007, MoneyFlow used two suppliers for the ATMs it sold -Tranax Technologies and Hyosung.  One supplier, Tranax Technologies, accounted for most of MoneyFlow's product purchases in fiscal year 2005.  Management believes that MoneyFlow will be able to continue its relationship with these suppliers.  However, if MoneyFlow is not able to continue its relationship with one or more of these suppliers, management believes that financial transaction hardware and software is readily available from alternate suppliers.

All of MoneyFlow's ATM transactions are currently processed by Open Solutions.  However, Interac Association continues to add new members and management believes enough competition exists among Interac members to allow MoneyFlow to find an alternative provider to process its transactions if its contracts with Open Solutions are terminated or not renewed.

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

Competition in the ATM Business

Banks and other financial institutions typically maintain ATMs at their own branch locations but can service any location.  Security Bancorp and its primary competitors described below place ATMs solely in private businesses such as grocery stores, convenience stores, service stations, bars, nightclubs and hotels.  Although Security Bancorp competes directly with banks and other financial institutions in placing its ATMs, its management does not view banks and other financial institutions as its primary competition as historically they have not selected prime private business locations.  Security Bancorp and its primary competitors compete by locating the most attractive locations for their machines based on expected transaction volume and making arrangements with the owners of those properties to place ATMs there before a competitor can take that location.  Location is the most important factor in the success of an ATM because ATMs depend on consumer traffic to generate large volumes of ATM transactions.  If Security Bancorp cannot secure prime locations for its ATMs, it will likely lose those locations to its competitors, which negatively impacts Security Bancorp's growth.  Management believes that only a finite number of prime locations exist for the placement of its machines and once they are gone, Security Bancorp must settle for less profitable locations.  Security Bancorp's competitors offer very similar services to those of Security Bancorp.  Security Bancorp may offer discounted fees in comparison to its competitors and offers a distinctive product or service due to its ability to offer video surveillance systems in conjunction with the installation of an ATM.

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

EZE ATM operating from the Toronto area has an estimated 3,000 plus ATMs in operation.

Cash-line, headquartered in Victoria, B.C., has in excess of  600 systems in service.

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

We currently have five employees.

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

ITEM 2.     PROPERTIES

MoneyFlow's principal offices are located at Suite N, 7003 - Fifth Street SE, Calgary, Alberta T2H 2G2, telephone number (403) 319-0236.  These offices consist of 3,746 square feet, and the monthly rental fee is CDN $1,968 (approximately US $1,614) plus taxes and operating costs, with rent increasing yearly by CDN $0.48 (approximately US $0.45) per square foot of gross leasable area.  Interglobe leases a virtual office facility on a month-to-month basis for approximately $156 (CDN $190) plus additional usage fees.

The Company's management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company's current equipment is in good condition and is suitable for the operations involved.

ITEM 3.        LEGAL PROCEEDINGS

The Company currently has a pending lawsuit against a former employee for the misappropriation or destruction of information that was proprietary to the Company and its business, as well as the breach of his employment contract.  The Company is seeking damages in the amount of $1,250,000.

The former employee has a pending counterclaim against the Company in response to the above lawsuit in the amount of $1,050,000.  The Company is vigorously working on defeating this counterclaim.  Management, based on consultation with its legal counsel, believes that there will not be any liability to the Company from this counterclaim.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MoneyFlow had 7,276,203 shares of common stock outstanding as of January 29, 2008.

Number of Shareholders

The number of beneficial shareholders of record of the Common Stock of the Company as of the close of business on January 29, 2008 was approximately 58.

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

Fiscal Period	Average Low	Average High
Fourth Quarter 2007	$.02	$.035
Third Quarter 2007	$.025	$.035
Second Quarter 2007	$.03	$.045
First Quarter 2007	$.03	$.035

Fourth Quarter 2006	$.03	$.035
Third Quarter 2006	$0.035	$.042
Second Quarter 2006	$.045	$.052
First Quarter 2006	$0.05	$.06

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Disclosure of Equity Compensation Plans

The Company maintains the 2004 Benefit Plan (the "Benefit Plan"), pursuant to which it may grant equity awards to eligible persons.  The Benefit Plan allows the Board of Directors to issue shares of MoneyFlow common stock or grant options to purchase shares of MoneyFlow common stock to employees, consultants and advisors of the Company or its subsidiaries.  As of January 29, 2008, no options had been granted or shares issued under the Benefit Plan.  Pursuant to the Company's previous plan, the 2002 Stock Option Plan, 537,500 shares of common stock were issued to the Company's directors and employees of Security Bancorp on December 10, 2004.  Subsequent to that date, the 2002 Stock Option Plan was discontinued and the Company maintains only the Benefit Plan as of the date of this filing.  The table below lists information on our equity compensation plans as of October 31, 2007.

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

Recent Sales of Unregistered Securities

During the fiscal years ended October 31, 2006 and October 31, 2007, the no unregistered shares of the Company’s stock were issued.

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

Interglobe originally developed its own Remote Access Digital Video Recorder, which is the central feature of this surveillance system.  We update our knowledge of technical advancements with remote access digital video surveillance and we may from time to time acquire new products and technology to keep us at the forefront of the technology.  We carry a range of products to round out the product line to provide surveillance systems capable of serving the smallest to the most sophisticated requirements.  Our capability now ranges from a simple one camera observation system to multiples of cameras, together with the supporting, viewing, and recording capabilities.  The systems are being installed in residential businesses, industrial and government facilities to provide remote access video surveillance to detect events, including cash and inventory shrinkage, security intrusions, theft, vandalism, and for general surveillance.  Users of the system may access digital camera images remotely from anywhere in the world via the Internet.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Moneyflow Systems International, Inc. and its wholly-owned Canadian subsidiaries, Security Bancorp, Inc., and Interglobe, Ltd.

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

No new stock was issued during the year ended October 31, 2007

Stock Based Compensation

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

Shipping and Handling Costs

The Company's policy is to classify shipping and handling costs as part of cost of sales in the statement of operations.

SELECTED FINANCIAL INFORMATION

Year Ended
	10/31/2007	10/31/2006
Statement of Operations Data:
Total revenue	$ 597,728	$ 752,752
(Loss) from operations	(21,546)	(103,429)
Net (loss)	$ (21,186)	$ (31,277)
Net (loss) per share	$ -	$ -
Balance Sheet Data:
Total assets	$ 310,647	$ 310,709
Total liabilities	62,592	79,176
Stockholders' equity	$ 248,055	$ 231,533

Results of Operations

Year ended October 31, 2007 compared to year ended October 31, 2006.

	Year Ended
	10/31/2007	10/31/2006	Increase
			(Decrease)
Revenues:
Machines and terminals	$ 24,451	$ 49,914	$ (25,463)
Surveillance equipment	27,009	52,891	(25,882)

Fees	490,086	574,043	(83,957)
Maintenance fees	44,806	54,971	(10,165)
Other revenue	11,376	20,933	(9,557)
Total Revenues	$ 597,728	$ 752,752	$ (155,024)

Revenues.  Revenues from operations for the year ended October 31, 2007 were $597,728 as compared to revenues of $752,752 for the year ended October 31, 2006, a decrease of $155,024 or approximately 21%.  The changes in revenues are summarized as follows:

Sales of Machines and Terminals.  Sales of machines and terminals decreased by $25,463 to $24,451 for the year ended October 31, 2007, as compared to $49,914 for the year ended October 31, 2006, approximately a 51% decrease.  This is primarily due to a competitive market environment contributing to lower sales and the necessity that the company owns more of the ATM’s it has placed at certain locations rather than selling them which generates revenue over time rather than immediately.

CS Surveillance Systems.  Sales of surveillance equipment were $27,009 in the year ended October 31, 2007, a decrease of 49% or $25,882 from the $52,891 sold during the year ended October 31, 2006.  Due to the competitive environment and difficulty in acquiring personnel in the current economic environment, we have refocused our efforts to maintain and grow our ATM portfolio.  As a result, sales of surveillance equipment have declined.

Transaction and Service Fees. Transaction and service fees were $490,086 in the year ended October 31, 2007, a decrease of 15% or $83,957 from the $574,043 that occurred in the year ended October 31, 2006.  This is primarily due to a combination of the market conditions requiring us to give more of the fees revenues to the customer and an ex-employee leaving our company and becoming a competitor and taking seven of our customers with him.  We are suing him for loss of revenue and suspected removal of customer and company files, contracts and other documents for his own enrichment.

Cost of Sales and Gross Profit (Loss)

	Year Ended
	10/31/2007	10/31/2006	Increase
			(Decrease)
Cost of sales:
Machines and terminals	$ 43,932	$ 90,425	$ (46,493)
Surveillance equipment	20,502	37,402	(16,900)
Total Cost of Sales	$ 64,434	$ 127,827	$ (63,393)
Gross Profit (Loss):
Machines and terminals – amount	$ (19,481)	$ (40,511)	$ 21,030
Machines and terminals - percentage	( 80%)	( 81%)	1%
Surveillance equipment – amount	6,507	15,489	(8,982)
Surveillance equipment - percentage	24%	29%	( 5%)

Cost of Sales and Gross Profit.  The cost of sales decreased by $63,393 to $64,434 for the year ended October 31, 2007, as compared to $127,827 for the year ended October 31, 2006.  The decrease in the cost of sales is a direct result of the decreases in revenue.

The gross loss for the year ended October 31, 2007 decreased by $12,048 to $12,974 as compared to a gross loss of $25,022 for the year ended October 31, 2006.  This decrease in gross loss is mainly due to fewer terminals and surveillance equipment being sold during the period, with a similar decrease in overall cost of sales.  The gross income (loss) percentages remained constant, therefore the decrease appears normal.

Selling, general and administrative expenses

	Year Ended
	10/31/2007	10/31/2006	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$ 103,796	$ 137,274	$ (33,478)
Advertising	5,941	22,741	(16,800)
Agent, distributor and investor sales and residual fees	16,360	16,091	269
Bad debt	3,459	5,544	(2,085)
Depreciation	24,711	24,963	(252)
Office expense	29,294	28,859	435
Office rent	28,057	25,764	2,293
Salaries and benefits	186,798	235,990	(49,192)
Sales management	54,472	52,666	1,806
Sales tax input expense	12,558	16,958	(4,400)
Travel	19,462	25,203	(5,741)
Vault cash usage fees	10,630	12,298	(1,668)
Other selling, general and administrative expenses	53,200	62,445	(9,245)
Total selling, general and administrative expenses	$ 548,738	$ 666,796	$ (118,058)

Selling, General and Administration Expenses.  Selling, general and administrative expenses decreased by $118,058 to $548,738 for the year ended October 31, 2007, as compared to $666,796 for the year ended October 31, 2006, approximately an 18% decrease. Several factors contributed to this decrease:

Accounting, legal and professional services decreased $33,478 due to fewer sales and less revenue, which has resulted in an overall reduction of general and administrative expenses..

Advertising expense decreased $16,800 as a result of a cutback in overall advertising and promotional expenditures by the company, as well as a decrease in participation in tradeshows.

Salaries and benefits decreased by $49,192 as a result of a redistribution of duties and a reduction in staff required to carry on the business.

Loss Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $21,186 for the year ended October 31, 2007 compared to $31,277 for the year ended October 31, 2006.  This decrease is due to the reduction in our operating expenses.  In addition, for the year ended October 31, 2006, we had a recovery of bad debt of $57,936, which was offset by $54,468 of consulting and legal fees paid with common stock and options to purchase common stock

Corporation Income Taxes. Corporation income tax for the years ended October 31, 2007 and 2006 was $-0-.  No income tax expense was due for the years ended October 31, 2007 and 2006 due to the operating losses.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the year ended October 31, 2007, the average exchange rate was 1.10149 United

States dollars to Canadian dollars.  This is an 11% decrease from the year ended October 31, 2006 in which the average exchange rate was 1.13925 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have nominal fixed expenses such as an annual lease payment of approximately $30,000 (Canadian) per year.

Working capital is summarized and compared as follows:

	July 31,
	2007	2006
Current assets	$ 283,346	$ 274,515
Current liabilities	62,592	78,681
Working capital	$ 220,754	$ 195,834

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

Our net cash used by operations was $736 for the year ended October 31, 2007.  Our net loss for the year ended October 31, 2007 was $21,186, and included non-cash items such as depreciation in the amount of $24,711, an impairment of inventory in the amount of $6,102, a provision for doubtful accounts of $3,459, and a loss on the disposal of fixed assets of $127.  Net cash was used as a result of an increase in inventories of $14,594, a decrease in accounts payable and accrued expenses of $8,154, and a decrease in G.S.T. and P.S.T. payable of $2,485.  These were offset by a decrease in accounts and other receivables of $8,217 and a decrease in prepaid expenses and deposits of $3,067.

We had net cash provided of $23,410 for the year ended October 31, 2006.  Our net loss for the year ended October 31, 2006 was $31,277, and included non-cash items such as depreciation of $19,341, an impairment of inventory in the amount of $7,091, a provision for doubtful accounts of $5,544, a loss on disposal of fixed assets of $1,162, and the issuance of common stock and options for consulting and legal fees of $54,467.

Our net cash used by investing activities was $15,458 and $7,811 for the year ended October 31, 2007 and 2006, respectively, which was for the purchase of property and equipment.

Our net cash used by financing activities was $5,945 and $5,667 for the year ended October 31, 2007 and 2006, respectively.  This was due to the repayment of a note payable of $3,809, and the repayment of a capital lease of $2,136 for the year ended October 31, 2007.  For the year ended October 31, 2006, we had a repayment of a note payable of $3,557 and the repayment of a capital lease of $2,110.

Other than as disclosed herein the Company is not party to any financial arrangements or obligations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company's Form 10-KSB, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and are generally set forth below and particularly discussed in the Company's Form 10-KSB for the year ended October 31, 2006.

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

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of our directors and executive officers, their ages, and certain other information about them are set forth below:

Name	Age	Position	Term Began
Harold F. Schultz	75	Chairman of the Board, President, CEO, CFO	April, 2001
Douglas A. McDougall	58	Director	July, 2003
Darwyn Ross	44	Director	July, 2004
Richard Landerman	65	Director	February, 2006

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

Board Committees, Meetings and Compensation

The Company's business affairs are managed by the Board.  During the fiscal year ending October 31, 2007, the Board of Directors held two meetings at which time no director then in office attended fewer than 100% of the aggregate number of meetings of the Board of Directors.  None of the Directors currently receive any cash compensation for their service on the Board, although they may receive, at the Company's discretion, restricted stock as compensation for their service on the Board.  The Company does not currently have any standing committees.  As of the date of this filing, the entire Board fulfills the functions of the Audit Committee.  The Board has determined that none of the directors are "audit committee financial experts" as such term is defined in Item 401(e) of Regulation S-B.  Due to the small size of the Company, the Board believes an audit committee financial expert is not necessary, but the Board may seek an audit committee financial expert for the Board in the future if the Company's needs change.  The Company does not have a nominating committee, and the Board believes such a committee is not necessary due to the small size of the Board and the absence to date of any director candidates recommended by shareholders.  Currently, the entire Board participates in the consideration of director nominees.  The Board of Directors does not have a formal policy with regard to the consideration of any director candidates recommended by stockholders, the minimum qualification of director candidates or the process for identifying and evaluating director nominees.  To date, the Company has not received any director candidates recommended by its stockholders and consequently the Board of Directors has believed that it could appropriately address any such recommendations received without a formal policy.  Although the Company does not have a formal policy regarding attendance by members of the Board of Directors at annual meetings of stockholders, directors are encouraged to attend annual meetings

Stockholder Communications with the Board of Directors

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended October 31, 2007, all Reporting Persons timely complied with all applicable filing requirements.

ITEM 10.       EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US $)	Bonus (US $)	Other Annual Compensation (US $)	Restricted Stock Awards (US $)	Securities Underlying Options (#)	LTIP Payouts
Harold Schultz (President, CEO & CFO	2003	41,577	0	0	0	0	0
	2004	0	0	0	15,000	0	0
	2005	49,800	0	0	10,000	0	0
	2006	49,800	0	0	0	0	0
	2007	49,800	0	0	0	0	0

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

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There were 7,276,203 common shares outstanding as of January 29, 2008.  The following tabulates holdings of shares of MoneyFlow by each person who, subject to the above, as of January 29, 2008, holds of record or is known by Management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of MoneyFlow individually and as a group.

SHARE OWNERSHIP AS OF JANUARY 29, 2008
Name and Address of Beneficial Owner (1)	Amount of Common Shares Owned	Percent of Common Shares Owned

Harold F. Schultz (2) (3)	2,182,670	29.9%
Suite N - 7003 5th Street SE
Calgary, Alberta T2H 2G2

Douglas A. McDougall (2) (4)	219,900	4.2%
916 Rideau Road, SW
Calgary, Alberta T2S 0R6

Darwyn Ross (2)	110,000	2.1%
Suite N - 7003 5th Street SE
Calgary, Alberta T2H 2G2

Richard Landerman (2)	330,000	4.6%
6337 Highland Drive, Suite 220
Salt Lake City, Utah 84121

Dale Tingley	497,200	6.89%
Suite N - 7003 5th Street SE
Calgary, Alberta T2H 2G2

All Officers and Directors as a group (4 persons)	2,817,570	39.04%

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since inception, MoneyFlow through its wholly owned subsidiary, Security Bancorp Inc., has had an arrangement with Advance Contracting Services Ltd., whose sole shareholder, officer and director is Harold F. Schultz, President of MoneyFlow.  As part of this arrangement, Security Bancorp pays a monthly management fee to Advance in the amount of CDN$5,000 (approximately US$4,650) for Mr. Schultz's services to Security Bancorp.  No written agreement has been entered into and this arrangement is terminable at will.

ITEM 13.

EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)

The following documents are filed as part of this report:

		Page Number
1.	Financial Statements:
	Reports of Registered Public Accounting Firms	27
	Consolidated Balance Sheets at October 31, 2006 and October 31, 2007	28
	Consolidated Statements of Operations for each of the two years
	ended October 31, 2006 and October 31, 2007	30
	Consolidated Statements of Comprehensive (Loss) for each of the two years
	ended October 31, 2006 and October 31, 2007	32
	Consolidated Statements of Stockholders Equity for each of the two years
	ended October 31, 2006 and October 31, 2007	33
	Consolidated Statements of Cash Flows for each of the two years
	ended October 31, 2006 and October 31, 2007	34
	Notes to Consolidated Financial Statements	36
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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Weaver & Martin, LLC, for the audit of the Company's annual consolidated financial statements for fiscal 2006 and 2007.

	2007	2006

Audit Fees	$30,000	$30,000
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$30,000	$30,000

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

Date:  January 29, 2008

By:  _/s/ Harold F. Schultz________________________

Harold F. Schultz

Chairman of the Board, President, Chief Financial

Officer and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Harold F. Schultz Harold F. Schultz	Chairman of the Board, President, Chief Financial Officer and Chief Executive Officer	January 29, 2008
/s/ Darwyn Ross Darwyn Ross	Director	January 29, 2008
/s/ Douglas Alec McDougall Douglas Alec McDougall	Director	January 29, 2008
/s/ Richard Landerman Richard Landerman	Director	January 29, 2008

EXHIBIT INDEX

Exhibit No.	Description
2.1[1]	Acquisition Agreement dated as of July 15, 2001 between MoneyFlow Systems International Inc. and Security Bancorp Inc.
3.1[1]	Articles of Incorporation
3.2[1]	Bylaws
3.3[5]	Certificate of Amendment, dated July 15, 2004
4.3[4]	2002 Stock Option Plan, dated July 31, 2002
4.4[8] 10.1[2]	2004 Benefit Plan, dated July 24, 2004 Connection Services Agreement dated December 20, 2001 with TCS Canada, Ltd.
10.2[2]	Agreement for Credit Card Processing Services dated November 15, 2001 with TCS Canada, Ltd.
10.5[2]	Letter Agreement dated July 26, 2001 with Hypercom Canada, Ltd., as amended and assumed by Letter Agreement dated February 7, 2003 with Rycom, Inc.
10.9[3]	Letter Agreement dated January 17, 2003 with 1st SB Partners Ltd.
10.10[4]	Director's Loan dated February 24, 2003
10.11[6]	Agreement for the Purchase and Sale of Assets dated August 31, 2004 between Intercash POS Systems Inc. and BP Financial Corp.
10.12[7]	Share Exchange Agreement dated October 28, 2004 among MoneyFlow Systems International Inc., Interglobe Investigation Services Inc. and the shareholders of Interglobe Investigation Services Inc.
21.1[9]	Subsidiaries of the Company.
24.1[7]	Power of Attorney (see signature page of the Annual Report on Form 10-KSB).
31[9]	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32[9]	Section 1350 Certification
99.1[9]	Consent of Independent Registered Public Accounting Firm

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

9.   Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Moneyflow Systems International Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Moneyflow Systems International, Inc and Subsidiaries as of October 31, 2007 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moneyflow Systems International, Inc and Subsidiaries as of October 31, 2007 and the consolidated results of its operations, comprehensive loss, and cash flows for the two years then ended in conformity with U.S. generally accepted accounting principles

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin, LLC

Kansas City Missouri

January 29, 2008

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

OCTOBER 31, 2007

ASSETS CURRENT ASSETS
Cash and cash equivalents	$ 91,657
Accounts receivable, net of allowance for doubtful accounts of $9,030	5,568
Inventories	182,476
Prepaid expenses and other current assets	3,645
TOTAL CURRENT ASSETS	283,346

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $80,122	24,023
OTHER ASSETS
Rent security deposit	3,278
TOTAL ASSETS	$ 310,647

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (CONTINUED)

OCTOBER 31, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 60,886
G.S.T. and P.S.T. payable	537
Note payable, automobile	1,169

TOTAL CURRENT LIABILITIES	62,592
STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share; Authorized, 5,000,000 shares; Issued and outstanding, 9,500 shares	10
Preferred “B” stock, par value $.001 per share; Authorized, 5,000,000 shares; Issued and outstanding, 1,000 shares	1
Common stock, par value $.001 per share; Authorized, 100,000,000 shares; Issued and outstanding, 7,276,203 shares	7,276
Paid in capital in excess of par value of stock	2,664,389
Accumulated deficit	(2,520,702)
Accumulated other comprehensive income (primarily cumulative translation adjustment)	106,081
257,055
Less cost of common stock in treasury, 60,000 shares	(9,000)

TOTAL STOCKHOLDERS’ EQUITY	248,055
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 310,647

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2007 AND 2006

	2007	2006
REVENUES
Sales of machines and terminals	$ 24,451	$ 49,914
Sales of surveillance equipment	27,009	52,891
Fees	490,086	574,043
Maintenance fees	44,806	54,971
Other revenue	11,376	20,933
TOTAL REVENUES	597,728	752,752
COST AND EXPENSES
Cost of sales	64,434	127,827
Write-off of obsolete inventory	6,102	7,091
Consulting and legal fees, paid with common stock and options to purchase common stock	-	54,467
Selling, general and administrative expenses	548,738	666,796
TOTAL COST AND EXPENSES	619,274	856,181
(LOSS) FROM OPERATIONS	(21,546)	(103,429)
OTHER INCOME (EXPENSE):
Recovery of bad debts	-	57,949
Other revenue	-	12,000
Interest expense	(269)	(834)
Interest income	756	4,199
(Loss) on disposition of assets	(127)	(1,162)
TOTAL OTHER INCOME (EXPENSE), NET	360	72,152
(LOSS) FROM OPERATIONS BEFORE CORPORATION INCOME TAXES	(21,186)	(31,277)
CORPORATION INCOME TAXES	-	-
NET (LOSS)	$ (21,186)	$ (31,277)

NET (LOSS) PER COMMON SHARE- BASIC AND DILUTED	$ -	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	7,216,203	7,216,203

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE YEARS ENDED OCTOBER 31, 2007 AND 2006

	2007	2006
NET (LOSS)	$ (21,186)	$ (31,277)
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	37,708	6,311
NET COMPREHENSIVE INCOME (LOSS)	$ 16,522	$ (24,966)

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2007 AND 2006

	Preferred “A” Stock		Preferred “B” Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, October 31, 2005	9,500	$ 10	1,000	$ 1	7,276,203	$ 7,276

Expense of deferred compensation	-	-	-	-	-	-

Net (loss) for the year ended October 31, 2006	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-

Balance, October 31, 2006	9,500	10	1,000	1	7,276,203	7,276

Net (loss) for the year ended October 31, 2007	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-

Balance, October 31, 2007	9,500	$ 10	1,000	$ 1	7,276,203	$ 7,276

Paid-In
Capital In
Excess of Par			Accumulated Other
Value of	Accumulated	Deferred	Comprehensive	Treasury Stock
Stock	Deficit	Compensation	Income	Shares	Amount	Total

$ 2,664,389	$(2,468,239)	$ (54,467)	$ 62,062	60,000	$ (9,000)	$ 202,032

-	-	54,467	-	-	-	54,467

-	(31,277)	-	-	-	-	(31,277)

-	-	-	6,311	-	-	6,311

2,664,389	(2,499,516)	-	68,373	60,000	(9,000)	231,533

-	(21,186)	-	-	-	-	(21,186)

-	-	-	37,708	-	-	37,708

$ 2,664,389	$(2,520,702)	$ -	$ 106,081	60,000	$ (9,000)	$ 248,055

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$ (21,186)	$ (31,277)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities of continuing operations:
Depreciation	24,711	19,341
Inventory impairment	6,102	7,091
Provision for doubtful accounts	3,459	5,544
Loss on disposal of fixed assets	127	1,162
Amortization of common stock and options issued
for consulting and legal fees	-	54,467
Changes in operating assets and liabilities:
Accounts and other receivables	8,217	(3,792)
Inventories	(14,594)	(30,355)
Prepaid expenses and deposits	3,067	8,757
Accounts payable and accrued expenses	(8,154)	(7,528)
G.S.T and P.S.T. payable	(2,485)	-
Net cash provided (used) by operating activities	(736)	23,410
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,458)	(7,811)
Net cash (used) by investing activities	(15,458)	(7,811)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(3,809)	(3,557)
Repayment on capital leases	(2,136)	(2,110)
Net cash (used) by financing activities	(5,945)	(5,667)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	37,708	6,311

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED OCTOBER 31, 2007 AND 2006

	2007	2006
NET INCREASE IN CASH AND CASH EQUIVALENTS	$ 15,569	$ 16,243
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	76,088	59,845
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 91,657	$ 76,088

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:

Interest	$ 269	$ 834
Taxes	$ -	$ -

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Amortization of consulting and legal fees paid with the issuance of common stock and options	$ -	$ 54,467

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

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

Principles of Consolidation - The consolidated financial statements include the accounts of Moneyflow Systems International Inc. and its wholly-owned Canadian subsidiaries, Security Bancorp Inc. and Interglobe LTD.

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

OCTOBER 31, 2007

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Companies depreciate the property and equipment as follows:

Financial statement reporting – straight-line method as follows:

Furniture and fixtures

10 years

Computer equipment

5 years

Telephone equipment

5 years

            Automobile                                                                                           5 years

Depreciation expense was $24,711 and $19,341 for the years ended October 31, 2007 and 2006, respectively.

Warranty Reserve – SBI provides a twelve month warranty provision on sales to cover anticipated repairs and/or replacement.  The warranty reserve as of October 31, 2007 is $10,000.

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

OCTOBER 31, 2007

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Treasury Stock – The Company intends to hold repurchased shares in Treasury for general corporate purposes, including issuances under the employee stock option plan. The Company accounts for the Treasury stock using the cost method.

Stock Based Compensation – Effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95” using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. For stock-based awards issued on or after November 1, 2005, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used previously under SFAS No. 12.

Shipping and Handling Costs - The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Advertising – The Company expenses all advertising as incurred.  Advertising expenses for the years ended October 31, 2007 and 2006 were $5,941 and $22,741 respectively.

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

OCTOBER 31, 2007

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Corporation Income Taxes – No corporation income tax expense was due for the years ended October 31, 2007 and 2006 due to the availability of net operating loss carry forward from previous years.

Concentration of Credit Risk

Financial Instruments - which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  The Company places its temporary cash investments in reputable financial institutions.

Concentrations of credit risk with respect to accounts receivable are limited due to the number of customers comprising the Company's customer base and their dispersion across different geographic areas.  The Company routinely assesses the financial strength of its customers and normally does not require collateral to support its receivables.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission staff (“SEC”) issued SAB 108. SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements. SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures. Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial. We adopted SAB 108 in connection with the preparation of our annual financial statements for the year ended July 31, 2007 and found no adjustments necessary.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. We are evaluating the requirements of SFAS No. 157 and do not expect the adoption to have a material impact on our consolidated balance sheet or statement of operations.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be adopted by us on November 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our consolidated balance sheet or statement of operations.

2.

GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements during the years ended October 31, 2007 and 2006, the Company incurred net losses of $21,186 and $31,277 respectively.  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  It is management’s plan to finance its operations for the foreseeable future primarily with cash proceeds from operations.  However, there can be no assurance that this source will provide sufficient cash inflows to enable the Company to achieve its operational objectives.

3.

INVENTORIES

Inventories are comprised of the following:
Automated Teller Machines	$ 104,211
Surveillance Equipment	68,191
Parts and supplies	10,074
Total inventories	$ 182,476

4.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
Furniture and fixtures	$ 30,867
Computer equipment	40,406
Telephone equipment (Capital lease)	10,007
Automobile	22,865
Total property and equipment	104,145
Less accumulated depreciation	(80,122)
Property and equipment, net	$ 24,023

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

5.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:
Accounts payable	$ 46,894
Warranty reserve	12,659
Other payables	1,333
Total	$ 60,886

6.

INCOME TAXES

Pretax Income (Loss)	2007	2006
United States of America	$ (2,249)	$ 3,895
Canadian	(18,937)	(35,172)
Total	$ (21,186)	$ (31,277)

Provision (Benefit)

The provision (benefit) for/or refund of income taxes for the years ended October 31, 2007 and 2006 consist of the following:

Current	2007	2006
United States of America	$ -	$ -
Canadian	-	-
Deferred
United States of America	-	-
Canadian	-	-
Total provision (benefit)	$ -	$ -

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at October 31, 2007:

	US Companies in US Dollars	Canadian Companies In US Dollars	Total In US Dollars
Net operating loss carryforwards	$ 457,000	$ 364,000	$ 821,000
Property and equipment related	-	(11,000)	(11,000)
	457,000	353,000	810,000
Less valuation allowance	(457,000)	(353,000)	(810,000)
Net deferred tax assets	$ -	$ -	$ -

Summary of valuation allowance:

	2007	2006
Balance, beginning of year	$ 792,000	$ 744,000
Increase for the year	18,000	48,000
Balance, end of year	$ 810,000	$ 792,000

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

6.

INCOME TAXES (CONTINUED)

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

Net Operating Loss Carryforwards

United States Corporation Income Taxes

Year of Loss	Amount	Expiration Date
October 31, 2001	$ 178,000	October 31, 2021
October 31, 2002	549,000	October 31, 2022
October 31, 2004	29,000	October 31, 2024
October 31, 2005	587,000	October 31, 2025
October 31, 2006	-	October 31, 2026
October 31, 2007	2,000	October 31, 2027
	$ 1,345,000

Canadian Income Taxes (In Canadian Dollars)

Year of Loss	Amount	Expiration Date
October 31, 2001	$ 48,000	October 31, 2008
October 31, 2002	260,000	October 31, 2009
October 31, 2003	165,000	October 31, 2010
October 31, 2004	236,000	October 31, 2011
October 31, 2005	286,000	October 31, 2012
October 31, 2006	40,000	October 31, 2013
October 31, 2007	21,000	October 31, 2014
	$ 1,056,000

7.

NOTE PAYABLE, AUTOMOBILE

Note payable, automobile, is due in monthly payments of principal and interest of approximately $305, including interest at 8%. The note matures on January 31, 2008 and is collateralized by an automobile which costs $22,865 and has a book value of $5,933.

Total	$ 1,169

Maturities of long-term debt are as follows:

October 31, 2008	$ 1,169

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

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

	Automated Teller Machines	Surveillance Service and Equipment	General Corporation Administration	Total
2007
Net revenues to external customers	$ 569,546	$ 28,182	$ -	$ 597,728
Operating (loss)	(3,736)	(15,201)	(2,249)	(21,186)
Total assets	218,183	91,450	1,014	310,647
Depreciation	24,291	420	-	24,711
Capital expenditures	15,458	-	-	15,458

	Automated Teller Machines	Surveillance Service and Equipment	General Corporation Administration	Total
2006
Net revenues to external customers	$ 699,376	$ 53,376	$ -	$ 752,752
Operating income	(34,165)	(1,007)	3,895	(31,277)
Total assets	234,295	73,731	2,683	310,709
Depreciation	18,992	349	-	19,341
Capital expenditures	5,945	1,866	-	7,811

9.

COMMITMENTS AND CONTINGENCIES

Lease

In April, the Company signed a six month extensions on the lease for the period May 1, 2007 through October 31, 2007 with monthly payments of $2,409 ($2,653 Canadian).    In October, the Company signed a second extension for the period November 1, 2007 through April 30, 2008 at the same monthly rental payments.

Future minimum lease payments excluding taxes and expenses are as follows:

 MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

9.

COMMITMENTS AND CONTINGENCIES (CONTINUED)

October 31, 2008	$ 14,454

Rent expense including rental costs and taxes was $28,057 and $25,764 for the years ended October 31, 2007 and 2006, respectively.

10.

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

There was no option activity for the years ended October 31, 2007 and 2006.

11.

COMMON STOCK

During the year ended October 31, 2007, the Company had the following transactions in relation to shares of common stock:

25,000 free trading shares were sold by a current shareholder to the Company’s President, Hal Schultz.

There were no stock transactions during the year ended October 31, 2006.

12.

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

OCTOBER 31, 2007

12.

PREFERRED STOCK (CONTINUED)

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

OCTOBER 31, 2007

12.

PREFERRED STOCK (CONTINUED)

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

During the years ended October 31, 2007 and 2006, no Preferred “A” or Preferred “B” stock was issued.

 MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

13.

PENDING LITIGATION

The Company currently has a pending lawsuit against a former employee for the misappropriation or destruction of information that was proprietary to the Company and its business, as well as the breach of his employment contract.  The Company is seeking damages in the amount of $1,250,000.

The former employee has a pending counterclaim against the Company in response to the above lawsuit in the amount of $1,050,000.  The Company is vigorously working on defeating this counterclaim.  Management, based on consultation with its legal counsel, believes that there will not be any liability to the Company from this counterclaim.