Form 10QSB
period 2008-01-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2008-03-11
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-QSB

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Large accelerated filer ☐	Accelerated file ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of March 11, 2008
Common stock, $0.001 par value	7,216,203

The issuer is not using the Transitional Small Business Disclosure format.

MONEYFLOW SYSTEMS INTERNATIONAL INC.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

JANUARY 31, 2008

(UNAUDITED)

ASSETS CURRENT ASSETS
Cash and cash equivalents	$ 88,822
Accounts receivable, net of allowance for doubtful accounts of $8,960	4,653
Inventories	166,754
Prepaid expenses and other current assets	4,593
TOTAL CURRENT ASSETS	264,822

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $78,054	21,854
OTHER ASSETS
Rent security deposit	3,139
TOTAL ASSETS	$ 289,815

(Continued)

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (CONTINUED)

JANUARY 31, 2008

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 39,620
G.S.T. and P.S.T. payable	45

TOTAL CURRENT LIABILITIES	39,665
STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share; Authorized, 5,000,000 shares; Issued and outstanding, 9,500 shares	10
Preferred “B” stock, par value $.001 per share; Authorized, 5,000,000 shares; Issued and outstanding, 1,000 shares	1
Common stock, par value $.001 per share; Authorized, 100,000,000 shares; Issued and outstanding, 7,276,203 shares	7,276
Paid in capital in excess of par value of stock	2,664,389
Accumulated deficit	(2,506,752)
Accumulated other comprehensive income (primarily cumulative translation adjustment)	94,226
259,150
Less cost of common stock in treasury, 60,000 shares	(9,000)

TOTAL STOCKHOLDERS’ EQUITY	250,150
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 289,815

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND 2007

(UNAUDITED)

	2008	2007
REVENUES
Sales of machines and terminals	$ 264	$ 5,647
Sales of surveillance equipment	1,990	1,857
Transaction and service fees	124,340	122,576
Maintenance fees	10,561	11,230
Other revenue	822	5,215
TOTAL REVENUES	137,977	146,525
COST AND EXPENSES
Cost of sales	6,736	11,428
Write-off of obsolete inventory	580	-
Selling, general and administrative expenses	116,693	132,618
TOTAL COST AND EXPENSES	124,009	144,046
INCOME FROM OPERATIONS	13,968	2,479
OTHER (EXPENSE):
Interest expense	(18)	(72)
TOTAL OTHER (EXPENSE)	(18)	(72)
INCOME (LOSS) FROM OPERATIONS BEFORE CORPORATION INCOME TAXES	13,950	2,407
CORPORATION INCOME TAXES	-	-
NET INCOME	$ 13,950	$ 2,407
NET INCOME PER COMMON SHARE-
BASIC AND DILUTED
Basic	$ -	$ -
Diluted	$ -	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted
Basic	7,216,203	7,216,203
Diluted	8,166,203	8,166,203

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND 2007

(UNAUDITED)

	2008	2007
NET INCOME	$ 13,950	$ 2,407
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(13,739)	(10,131)
NET COMPREHENSIVE INCOME (LOSS)	$ 211	$ (7,724)

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND 2007

(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from operations	$ 13,950	$ 2,407
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	4,053	1,561
Inventory impairment	580	-
Provision for doubtful accounts	315	991
Changes in operating assets and liabilities:
Accounts and other receivables	600	(169)
Inventories	15,142	18,526
Prepaid expenses and deposits	(809)	272
Accounts payable and accrued expenses	(21,266)	(23,058)
G.S.T and P.S.T. payable	(492)	(171)
Net cash provided by operating activities	12,073	359
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(1,169)	(1,202)
Repayment on capital lease	-	(661)
Net cash (used) by financing activities	(1,169)	(1,863)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(13,739)	(10,131)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,835)	(11,635)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,657	76,088
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 88,822	$ 64,453

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest	$ 18	$ 72

Taxes	$ -	$ -

See accompanying notes.

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented.  Operating results for the three months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ended October 31, 2008.  Accordingly, your attention is directed to the footnote disclosures found in the October 31, 2007 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

JANUARY 31, 2008

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

Automobile

5 years

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Warranty Reserve – SBI provides a twelve month warranty provision on sales to cover anticipated repairs and/or replacement.  The warranty reserve as of January 31, 2008 is $10,000.

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

The following shows the calculation of the number of diluted shares outstanding as of January 31, 2008:

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

JANUARY 31, 2008

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Corporation Income Taxes – No corporation income tax expense was due for the three months ended January 31, 2008 and 2007 due to the availability of net operating loss carry forward from previous years.

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

Revenue Recognition Policy

The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales discounts.  The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 104).  Our revenues are recorded under the following categories:

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

No new stock was issued during the three months ended January 31, 2008

Accounts Receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged against income in amounts sufficient to maintain the allowance for doubtful accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectibility is determined to be potentially impaired (bankruptcy, lack of contact, age of account balance, etc.).

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

Shipping and Handling Costs

The Company's policy is to classify shipping and handling costs as part of cost of sales in the statement of operations.

SELECTED FINANCIAL INFORMATION

Three Month Period Ended
	1/31/2008	1/31/2007
Statement of Operations Data:
Total revenue	$ 137,977	$ 146,525
Income from operations	13,968	2,479
Income from operations before corporation income taxes	$ 13,950	$ 2,407
Net income	$ 13,950	$ 2,407
Net income per share - operations	$ -	$ -
Balance Sheet Data:
Total assets	$ 289,815	$ 272,933
Total liabilities	39,665	54,084
Stockholders' equity	$ 250,150	$ 218,849

Results of Operations

Three month period ended January 31, 2008 compared to the three month period ended January 31, 2007.

	Three Month Period Ended
	1/31/2008	1/31/2007	Increase
			(Decrease)
Revenues:
Machines and terminals	$ 264	$ 5,647	$ (5,383)
Surveillance equipment	1,990	1,857	133
Fees	124,340	122,576	1,764
Maintenance fees	10,561	11,230	(669)
Other revenue	822	5,215	(4,393)
Total Revenues	$ 137,977	$ 146,525	$ (8,548)

Revenues.  Revenues from operations for the three month period ended January 31, 2008 were $137,977 as compared to revenues of $146,525 for the three month period ended January 31, 2007, a decrease of $8,548 or approximately 6%.  This is primarily due to a competitive market environment contributing to lower sales and the necessity that the company owns more of the ATM’s it has placed at certain locations rather than selling them which generates revenue over time rather than immediately.

Cost of Sales and Gross Profit (Loss)

	Three Month Period Ended
	1/31/2008	1/31/2007	Increase
			(Decrease)
Cost of sales:
Machines and terminals	$ 4,334	$ 10,222	$ (5,888)
Surveillance equipment	2,402	1,206	1,196
Total Cost of Sales	$ 6,736	$ 11,428	$ (4,692)
Gross Profit (Loss):
Machines and terminals – amount	$ (4,070)	$ (4,575)	$ (505)
Machines and terminals - percentage	( 1,541%)	( 81%)	(1460%)
Surveillance equipment – amount	(412)	651	(1,063)
Surveillance equipment - percentage	( 21%)	35%	(56%)

Cost of Sales and Gross Profit.  The cost of sales decreased by $4,692 to $6,736 for the three month period ended January 31, 2008, as compared to $11,428 for the three month period ended January 31, 2007.  The decrease in the cost of sales is a direct result of the decreases in revenue.

The gross loss for the three month period ended January 31, 2008 increased by $558 to $4,482 as compared to $3,924 for the three month period ended January 31, 2007.  This increase in gross loss is primarily due to a competitive market environment contributing to lower sales and the necessity that the company owns more of the ATM’s it has placed at certain locations rather than selling them which generates revenue over time rather than immediately

Selling, general and administrative expenses

	Three Month Period Ended
	1/31/2008	1/31/2007	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$ 10,027	$ 15,955	$ (5,928)
Advertising	-	2,134	(2,134)
Agent, distributor and investor sales and residual fees	3,463	3,505	(42)
Bad debt	315	991	(676)
Depreciation	4,053	1,561	2,492
Office expense	3,215	9,952	(6,737)
Office rent	8,035	6,489	1,546
Salaries and benefits	44,655	44,262	393
Sales management	15,121	12,992	2,129
Sales tax input expense	2,724	2,614	110
Travel	2,327	2,629	(302)
Vault cash usage fees	2,623	2,820	(197)
Other selling, general and administrative expenses	20,135	26,714	(6,579)
Total selling, general and administrative expenses	$ 116,693	$ 132,618	$ (15,925)

Selling, General and Administration Expenses.  Selling, general and administrative expenses decreased by $15,925 to $116,693 for the three month period ended January 31, 2008, as compared to $132,618 for the three month period ended January 31, 2007, approximately a 12% decrease. This decrease is attributable to a cutback in overall expenditures by the company, namely accounting, legal and professional services, office expenses, and other selling, general and administrative expenses.

Income (Loss) From Operations Before Corporation Income Taxes.  We had net income before corporation income taxes of $13,950 for the three month period ended January 31, 2008 compared to $2,407 for the three month period ended January 31, 2007.  This increase in net income is basically due to the overall decrease in spending, especially for selling, general and administrative expenses.

Corporation Income Taxes.  Corporation income tax for the three month period ended January 31, 2008 and 2007 was $-0-.  No income tax expense was due, due to the availability of net operating losses.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the three month period ended January 31, 2008, the average exchange rate was 0.99198 United States dollars to Canadian dollars.  This is a 1% decrease from the three month period ended January 31, 2007 in which the average exchange rate was 1.15458 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have nominal fixed expenses such as an annual lease payment of approximately $20,000 (Canadian) per year.

Working capital is summarized and compared as follows:

	January 31,
	2008	2007
Current assets	$ 264,822	$ 243,962
Current liabilities	39,665	54,084
Working capital	$ 225,157	$ 189,878

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

Our net cash provided by operations was $12,073 for the three month period ended January 31, 2008.  Our  net income was $13,950, which included non-cash items such as depreciation of $4,053, an impairment of inventory of $580, and a provision for doubtful accounts of $315.  We also had cash provided from operations by the decrease in our accounts and other receivables of $600 and inventories of $15,142.  We used cash provided by operations to fund an increase in prepaid expenses and deposits of $809, and a decrease of accounts payable and accrued expenses of $21,266, and G.S.T. and P.S.T. payable of $492.

We had net cash provided by operations of $359 for the three month period ended January 31, 2007.  Our net income was $2,407, which included non-cash items such as depreciation of $1,561 and a provision for doubtful accounts of $991.  We had cash provided from operations by the decrease in our inventories of $18,526 and prepaid expenses and deposits of $272.  We used cash provided by operations to fund an increase in accounts and other receivables of $169, a decrease in accounts payable and accrued expenses of $23,058 and G.S.T. and P.S.T. payable of $171.

There were no investing activities for the three month periods ended January 31, 2008 and 2007.

Our net cash used from financing activities was $1,169 during the three month period ended January 31, 2008 as compared to $1,863 for the three month period ended January 31, 2007.    We used the cash to repay a note payable in the amount of $1,169 and $1,202 during the three month periods ended January 31, 2008 and 2007, respectively, and to repay a capital lease in the amount of $661 during the three month period ended January 31, 2007.

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

Dated:  March 11, 2008

MONEYFLOW SYSTEMS INTERNATIONAL INC., a Nevada corporation

By:  /s/ Harold F. Schultz

Harold F. Schultz, President, CEO, Director, Chairman of the Board, CFO and Chief Accounting Officer