Form 10QSB/A
period 2008-01-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2008-03-27
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-QSB/A

(Amendment No. 1)

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from              to

Commission File No. 333-74928 VAULT AMERICA, INC.

(formerly MONEYFLOW SYSTEMS INTERNATIONAL INC.)

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

Large accelerated filer ☐	Accelerated file ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of March 26, 2008
Common stock, $0.001 par value	144,324

The issuer is not using the Transitional Small Business Disclosure format.

EXPLANATORY NOTE

This Quarterly Report on Form10-Q/A Amendment No. 1 dated March 26, 2008 replaces in its entirety the Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 2008 filed by MoneyFlow Systems International, Inc. with the Securities and Exchange Commission on March 11, 2008.  The earlier filed Form 10-QSB did not include Subsequent Event Notes which set out the recent change of name of the Company and the changes to its capital structure, as these were reported in the Form 8-K filed by the Company on March 13, 2008.  The inclusion of the Subsequent Event Notes does not result in any changes to the financial statements or the financial condition of the Company for the quarterly period ended January 31, 2008.

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

2.

SUBSEQUENT EVENT

Preferred Stock

On March 7, 2008 and March 8, 2008, the Company issued 30,000 shares of Preferred A Stock to the employees and directors of the Company.  The Company then approved a 50 to 1 reverse split for the Preferred A Stock.  A summary of the Preferred A Stock is as follows:

	Before 50 to 1 Split	After 50 to 1 Split

Balance, at January 31, 2008	9,500	190
Shares issued to employees and directors	30,000	600
Balance, at March 8, 2008	39,500	790

Common Stock

On March 10, 2008, the Company approved a 50 to 1 reverse split on the Common Stock as follows:

	Before 50 to 1 Split	After 50 to 1 Split

Outstanding at January 31, 2008	7,216,203

Outstanding at March 10, 2008		144,324

Name Change

On March 10, 2008, the Company changed its name from MoneyFlow Systems International, Inc. to Vault America, Inc.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged against income in amounts sufficient to maintain the allowance for doubtful accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be potentially impaired (bankruptcy, lack of contact, age of account balance, etc.).

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

ITEM 3.

CONTROLS AND PROCEDURES

(a)

As of the end on the period covered by this Quarterly Report on Form 10-Q/A an evaluation was performed under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, our principal executive officer and our principal financial officer have determined that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q/A.

(b)

There were no changes that occurred during the fiscal quarter ended January 31, 2008 that materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits:

31

Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32

Section 1350 Certifications

(b)

Reports on Form 8-K:

On March 13, 2008, the Company filed a Current Report on Form 8-K announcing the Company's reorganization of its share capital and the change of the Company’s name to Vault America, Inc.

_______________________________________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 26, 2008

MONEYFLOW SYSTEMS INTERNATIONAL INC., a Nevada corporation

By:  /s/ Harold F. Schultz

Harold F. Schultz, President, CEO, Director, Chairman of the Board, CFO and Chief Accounting Officer