Form 10QSB
period 2008-04-30
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2008-06-12
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-Q

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Large accelerated filer ☐	Accelerated file ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of June 11, 2008
Common stock, $0.001 par value	3,144,324

The issuer is not using the Transitional Small Business Disclosure format.

MONEYFLOW SYSTEMS INTERNATIONAL INC.

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET

APRIL 30, 2008 AND OCTOBER 31, 2007

	(Unaudited) April 30, 2008	October 31, 2007
ASSETS CURRENT ASSETS
Cash and cash equivalents	$ 85,855	$ 91,657
Accounts receivable, net of allowance for doubtful accounts of $11,185 and $9,030	2,395	5,568
Inventories	117,337	182,476
Prepaid expenses and other current assets	3,201	3,645
TOTAL CURRENT ASSETS	208,788	283,346

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $79,252 and $80,122	20,032	24,023
OTHER ASSETS
Rent security deposit	3,088	3,278
TOTAL ASSETS	$ 231,908	$ 310,647

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

APRIL 30, 2008 AND OCTOBER 31, 2007

	(Unaudited) April 30, 2008	October 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 47,504	$ 60,886
G.S.T. and P.S.T. payable	-	537
Note payable, automobile	-	1,169

TOTAL CURRENT LIABILITIES	47,504	62,592

STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share; Authorized, 70,000 shares; Issued and outstanding, 790 shares	10	10
Preferred “B” stock, par value $.001 per share; Authorized, 1,000 shares; Issued and outstanding, 1,000 shares	1	1
Common stock, par value $.001 per share; Authorized, 50,000,000 shares; Issued and outstanding, 3,144,324 shares	10,276	7,276
Paid in capital in excess of par value of stock	3,530,489	2,664,389
Accumulated deficit	(3,437,854)	(2,520,702)
Accumulated other comprehensive income (primarily cumulative translation adjustment)	90,482	106,081
	193,404	257,055
Less cost of common stock in treasury, 60,000 shares	(9,000)	(9,000)

TOTAL STOCKHOLDERS’ EQUITY	184,404	248,055
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 231,908	$ 310,647

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2008 AND 2007

(UNAUDITED)

	Three Months Ended April 30		Six Months Ended April 30
	2008	2007	2008	2007
REVENUES:
Sales of machines and terminals	$ 1,845	$ 2,422	$ 2,122	$ 8,069
Sales of surveillance equipment	-	7,598	1,977	9,455
Transaction and service fees	123,996	112,423	248,336	234,999
Maintenance contracts	10,692	10,811	21,253	22,041
Other revenue	4,440	1,027	5,262	6,242
Total revenues	140,973	134,281	278,950	280,806
COST AND EXPENSES:
Cost of sales	5,709	19,233	12,445	30,661
Write-off of obsolete inventory	60,837	-	61,417	-
Salaries paid with common stock, preferred stock and options to purchase common stock	869,100	-	869,100	-
Selling, general and administrative expenses	136,429	124,045	253,122	256,663
Total cost and expenses	1,072,075	143,278	1,196,084	287,324
(LOSS) FROM OPERATIONS	(931,102)	(8,997)	(917,134)	(6,518)
OTHER EXPENSE:
Interest expense	-	(51)	(18)	(123)
Total other expense	-	(51)	(18)	(123)
(LOSS) FROM OPERATIONS BEFORE CORPORATION INCOME TAXES	(931,102)	(9,048)	(917,152)	(6,641)
CORPORATION INCOME TAXES	-	-	-	-
NET (LOSS)	$(931,102)	$ (9,048)	$ (917,152)	$ (6,641)
NET (LOSS) PER COMMON SHARE-
BASIC AND DILUTED	$ (1.42)	$ (0.06)	$ (0.78)	$ (0.05)
WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING- Basic and diluted	655,313	144,324	1,177,657	144,324

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2008 AND 2007

(UNAUDITED)

	Three Months Ended April 30		Six Months Ended April 30
	2008	2007	2008	2007
NET (LOSS)	$ (931,102)	$ (9,048)	$ (917,152)	$ (6,641)
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(1,859)	7,851	(15,598)	(2,280)
NET COMPREHENSIVE (LOSS)	$ (932,961)	$ (1,197)	$(932,750)	$ (8,921)

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2008 AND 2007

(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (917,152)	$ (6,641)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	9,296	8,570
Inventory impairment	61,417	-
Provision for doubtful accounts	2,155	2,247
Compensation paid with common stock, preferred stock, and stock options	869,100	-
Changes in operating assets and liabilities:
Accounts and other receivables	1,018	13,396
Inventories	3,722	12,512
Prepaid expenses and deposits	634	1,440
Accounts payable and accrued expenses	(13,382)	(24,447)
G.S.T and P.S.T. payable	(537)	149
Net cash provided by operating activities	16,271	7,226
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,306)	-
Net cash (used) by investing activities	(5,306)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	-	(1,980)
Repayment on capital lease	(1,169)	(1,157)
Net cash (used) by financing activities	(1,169)	(3,137)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(15,598)	(2,280)

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED APRIL 30, 2008 AND 2007

(UNAUDITED)

	2008	2007
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ (5,802)	$ 1,809
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,657	76,088
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 85,855	$ 77,897

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest	$ 18	$ 123

Taxes	$ -	$ -

NON-CASH INVESTING ACTIVITIES

Issuance of common stock, preferred stock and stock options for director and officer compensation	$ 869,000	$ -

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented.  Operating results for the six months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ended October 31, 2008.  Accordingly, your attention is directed to the footnote disclosures found in the October 31, 2007 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

Nature of Business and History of Company – Vault America, Inc., formerly known as MoneyFlow Systems International Inc. (hereinafter referred to as the Company) was organized on April 25, 2001, under the laws of the State of Nevada.  The Company operates as a holding company for acquisitions of subsidiaries.  On March 10, 2008, the Company changed its name to Vault America, Inc.

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

Principles of Consolidation - The consolidated financial statements include the accounts of Vault America, Inc. and its wholly-owned subsidiaries, Security Bancorp Inc. and Interglobe LTD.

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

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008

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

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Companies depreciate the property and equipment as follows:

Financial statement reporting – straight-line method as follows:

Furniture and fixtures

10 years

Computer equipment

5 years

Telephone equipment

5 years

Automobile

5 years

Warranty Reserve – SBI provides a twelve month warranty provision on sales to cover anticipated repairs and/or replacement.  The warranty reserve as of April 30, 2008 is $10,000.

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

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Split and Restatement of Common Stock - On March 10, 2008, the Company affected a 50:1 reverse stock split of the Company’s common stock.  The stock split has been retroactively recorded in the financial statements as if it occurred at the date of inception.

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

PREFERRED “A” STOCK

On March 7, 2008 and March 8, 2008, the Company issued 30,000 shares of Preferred A Stock to the employees and directors of the Company.  The Company then approved a 50 to 1 reverse split for the Preferred A Stock.  A summary of the Preferred A Stock is as follows:

	Before 50 to 1 Split	After 50 to 1 Split

Balance at January 31, 2008	9,500	190
Shares issued to employees and directors	30,000	600
Balance, at March 8, 2008	39,500	790

On March 10, 2008, the Company approved a 50 to 1 reverse split on the Common Stock as follows:

	Before 50 to 1 Split	After 50 to 1 Split

Outstanding at January 31, 2008 and 2007	7,216,203
Outstanding at March 10, 2008 and 2007		144,324

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008

(UNAUDITED)

3.

COMMON STOCK

On March 31, 2008, the Company issued 3,000,000 shares of restricted common stock, with an aggregate value of $450,000, to three board members/directors of the Company for compensation for services performed.

4.

STOCK OPTIONS

On March 31, 2008, the Company issued 3,000,000 options to the employees and directors of the Company.  The expense associated with these options was $410,100.

5.

IMPAIRMENT OF INVENTORY

As of April 30, 2008, all surveillance equipment inventory was written off.  This is due to a lack of sales of the equipment, as well as the unexpected sales of the inventory in the future.  A total of $61,417 was expensed.

6.

PRIVATE PLACEMENT

The Company is currently negotiating a private placement of securities for an aggregate investment amount up to $750,000.  The funds will be applied toward the business of the company and the evaluation and development of new opportunities.  A finder’s fee in connection with this placement is also being negotiated.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Through its operating subsidiaries, Security Bancorp, Inc. ("SBI") and Interglobe Ltd. (“ITL”), Vault America, Inc. ("Vault" or the "Company") supplies, installs, maintains and manages Automated Teller Machines ("ATMs") and transaction processing services for card holders using these devices.  The machines are placed on the premises of businesses for the purpose and convenience of dispensing cash and other services to the public and the merchant.  Our terminals accept Visa, MasterCard, Interac, Maestro, Cirrus, Circuit and American Express (Canada).

Interglobe originally developed its own Remote Access Digital Video Recorder, which is the central feature of this surveillance system.  Sales of these systems have declined over the last year due to a very competitive environment and the difficulty retaining installation staff due largely to the booming commodities economy.   It has become difficult to keep qualified installers of the systems employed and, as a consequence, the Company has decided to slow its efforts to sell and install the systems and concentrate more of its efforts to the ATM business.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Vault America, Inc. and its wholly-owned subsidiaries, Security Bancorp, Inc., and Interglobe, Ltd.

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

Stock Split and Restatement of Common Stock

On March 10, 2008, the Company affected a 50:1 reverse stock split of the Company’s common stock.  The stock split has been retroactively recorded in the financial statements as if it occurred at the date of inception.

SELECTED FINANCIAL INFORMATION

	Three Months Ended		Six Months Ended
	4/30/2008	4/30/2007	4/30/2008	4/30/2007
Statement of Operations Data:
Total revenue	$ 140,973	$ 134,281	$ 278,950	$ 280,806
(Loss) from operations	(931,102)	(8,997)	(917,134)	(6,518)
(Loss) from operations before corporation income taxes	(931,102)	(9,048)	(917,152)	(6,641)
Net (loss)	(931,102)	(9,048)	(917,152)	(6,641)
Net (loss) per share – operations	$ (1.42)	$ (0.06)	$ (0.78)	$ (0.05)
Balance Sheet Data:
Total assets	$ 231,908	$ 274,353	$ 231,908	$ 274,353
Total liabilities	$ 47,504	$ 51,741	$ 47,504	$ 51,741
Stockholders' equity	$ 184,404	$ 222,612	$ 184,404	$ 222,612

Results of Operations

Six months ended April 30, 2008 compared to six months ended April 30, 2007.

	Six Month Period Ended
	4/30/2008	4/30/2007	Increase
			(Decrease)
Revenues:
Machines and terminals	$ 2,122	$ 8,069	$ (5,947)
Surveillance equipment	1,977	9,455	(7,478)
Transaction and service fees	248,336	234,999	13,337
Maintenance fees	21,253	22,041	(788)
Other revenue	5,262	6,242	(980)
Total Revenues	$ 278,950	$ 280,806	$ (1,856)

Revenues.  Revenues from operations for the six months ended April 30, 2008 were $278,950 as compared to revenues of $280,806 for the six months ended April 30, 2007, a decrease of $1,856 or approximately 1%.  This is primarily due to the following:

A decrease in sales of machines and terminals of:

$

(5,947)

A decrease in sales of surveillance equipment of:

(7,478)

An increase in transaction and service fees of:

13,337

In addition, revenues are affected by the offset of the changes in foreign currency transactions due to the weakening U.S. dollar.

  Cost of Sales and Gross Profit (Loss)

	Six Month Period Ended
	4/30/2008	4/30/2007	Increase
			(Decrease)
Cost of sales:
Machines and terminals	$ 8,460	$ 21,678	$ (13,218)
Surveillance equipment	3,985	8,983	(4,998)
Total Cost of Sales	$ 12,445	$ 30,661	$ (18,216)
Gross Profit (Loss):
Machines and terminals – amount	$ (6,338)	$ (13,609)	$ 7,271
Machines and terminals - percentage	( 299%)	( 169%)	(130%)
Surveillance equipment – amount	(2,008)	472	(2,480)
Surveillance equipment - percentage	( 102%)	5%	(107%)

Cost of Sales and Gross Profit.  The cost of sales decreased by $18,216 to $12,445 for the six months ended April 30, 2008, as compared to $30,661 for the six months ended April 30, 2007.  The decrease in the cost of sales is a direct result of the decreases in revenue.

The gross loss for the six months ended April 30, 2008 decreased by $4,791 to $8,346 as compared to $13,137 for the six months ended April 30, 2007.  This decrease in gross loss is primarily due to a competitive market environment contributing to lower sales and the impairment of inventory, creating a lower cost of good sold.

Selling, general and administrative expenses

	Six Month Period Ended
	4/30/2008	4/30/2007	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$ 28,864	$ 39,603	$ (10,739)
Advertising	5,249	2,753	2,496
Agent, distributor and investor sales and residual fees	6,814	6,891	(77)
Bad debt	2,155	2,247	(92)
Depreciation	9,296	8,570	726
Office expense	$ 14,664	$ 17,980	$ (3,316)
Office rent	16,515	12,950	3,565
Salaries and benefits	87,174	82,494	4,680
Sales management	30,038	25,929	4,109
Sales tax input expense	5,724	5,658	66
Travel	3,362	6,146	(2,784)
Vault cash usage fees	5,223	9,078	(3,855)
Other selling, general and administrative expenses	38,044	36,364	1,680
Total selling, general and administrative expenses	$ 253,122	$ 256,663	$ (3,541)

Selling, General and Administration Expenses.  Selling, general and administrative expenses decreased by $3,541 to $253,122 for the six months ended April 30, 2008, as compared to $256,663 for the six months ended April 30, 2007, approximately a 1% decrease.  This decrease is attributable to a cutback in overall expenditures by the company, namely accounting, legal and professional services, office expenses, and other selling, general and administrative expenses.  In addition, these expenses are affected by the offset of the changes in foreign currency transactions due to the weakening U.S. dollar.

 (Loss) From Continuing Operations Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $917,152 for the six months ended April 30, 2008 compared to $6,641 for the six months ended April 30, 2007.  This increase in loss from continuing operations is due to the following:

We incurred an impairment of inventory in the amount of $61,417.  The remaining balance of surveillance equipment inventory was written off as of April 30, 2008 due to minimal sales of the surveillance equipment inventory, and the determination that future sales are unexpected.

During the six months ended April 30, 2008, the company issued the following in relation to stock and stock options:

30,000 shares of Preferred A Stock to the employees and directors of the company for compensation with an expense of $9,000.

3,000,000 shares of restricted common stock for compensation to the board members/directors with an expense of $450,000

3,000,000 stock options to the employees and directors of the company, with an expense of $410,100.

Three months ended April 30, 2008 compared to three months ended April 30, 2007.

	Three Month Period Ended
	4/30/2008	4/30/2007	Increase
			(Decrease)
Revenues:
Machines and terminals	$ 1,845	$ 2,422	$ (577)
Surveillance equipment	-	7,598	(7,598)
Transaction and service fees	123,996	112,423	11,573
Maintenance contracts	10,692	10,811	(119)
Other revenue	4,440	1,027	3,413
Total Revenue	$ 140,973	$ 134,281	$ 6,692

Revenues.  Revenues from operations for the three months ended April 30, 2008 were $140,973 as compared to revenues of $134,281 for the three months ended April 30, 2007, an increase of $6,692 or approximately 5%.  This is primarily due to the following:

A decrease in sales of machines and terminals of:

$

(577)

A decrease in sales of surveillance equipment of:

(7,598)

An increase in transaction and service fees of:

11,573

In addition, revenues are affected by the offset of the changes in foreign currency transactions due to the weakening U.S. dollar.

	Three Month Period Ended
	4/30/2008	4/30/2007	Increase
			(Decrease)
Cost of sales:
Machines and terminals	$ 4,126	$ 11,456	$ (7,330)
Surveillance equipment	1,583	7,777	(6,194)
Total Cost of Sales	$ 5,709	$ 19,233	$ (13,524)
Gross Profit (Loss):
Machines and terminals – amount	$ (2,281)	$ (9,034)	$ 6,753
Machines and terminals - percentage	( 124%)	(373%)	249%
Surveillance equipment – amount	$ (1,583)	$ (179)	$ (1,404)
Surveillance equipment - percentage	-	( 2%)	2%

Cost of Sales and Gross Profit.  The cost of sales decreased by $13,254 to $5,709 for the three months ended April 30, 2008, as compared to $19,233 for the three months ended April 30, 2007, approximately a 70% decrease.  The decrease in the cost of sales is a direct result of the lack of equipment sales.

The gross loss for the three months ended April 30, 2008 decreased by $5,349 to $3,864 as compared to $9,213 for the three months ended April 30, 2007.   This decrease in gross loss is a direct result of the lack of equipment sales.

	Three Month Period Ended
	4/30/2008	4/30/2007	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$ 18,837	$ 23,648	$ (4,811)
Advertising	5,249	619	4,630
Agent, distributor and investor sales and residual fees	3,351	3,386	(35)
Bad debt	1,840	1,256	584
Depreciation	5,243	7,009	(1,766)
Office expense	$ 11,449	$ 8,028	$ 3,421
Office rent	8,480	6,461	2,019
Salaries and benefits	42,519	38,232	4,287
Sales management	14,917	12,937	1,980
Sales tax input expense	3,000	3,044	(44)
Travel	1,035	3,517	(2,482)
Vault cash usage fees	2,600	6,258	(3,658)
Other selling, general and administrative expenses	17,909	9,650	8,259
Total Selling, general and administrative expenses	$ 136,429	$124,045	$ 12,384

Selling, General and Administration Expenses.  Selling, general and administrative expenses increased by $12,384 to $136,429 for the three months ended April 30, 2008, as compared to $124,045 for the three months ended April 30, 2007, a 10% increase. This increase is due to a slight increase in spending various expenses, including other selling, general and administrative expenses and advertising expenses, which are offset by a cutback in accounting, legal, and professional services.  In addition, these expenses are affected by the offset of the changes in foreign currency transactions due to the weakening U.S. dollar.

Income (Loss) From Operations Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $931,102 for the three months ended April 30, 2008 compared to $8,997 for the three months ended April 30, 2007.  This increase in loss from operations is due to the following:

We had an impairment of inventory in the amount of $60,837.  There have been minimal sales of the surveillance equipment inventory on hand and it was determined that future sales are unexpected, therefore the remaining balance as of April 30, 2008 has been written off.

During the three months ended April 30, 2008, the company issued the following in relation to stock and stock options:

30,000 shares of Preferred A Stock to the employees and directors of the company for compensation with an expense of $9,000.

3,000,000 shares of restricted common stock for compensation to the board members/directors with an expense of $450,000

3,000,000 stock options to the employees and directors of the company, with an expense of $410,100.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the six months ended April 30, 2008, the average exchange rate was 0.99875 United States dollars to Canadian dollars.  This is a 14% decrease from the six months ended April 30, 2007 in which the average exchange rate was 1.15700 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have nominal fixed expenses such as an annual lease payment of approximately $20,000 (Canadian) per year.

Working capital is summarized and compared as follows:

	April 30,
	2008	2007

Current assets	$ 208,788	$ 246,718
Current liabilities	47,504	51,741
Working capital	$ 161,284	$ 194,977

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

Our net cash provided by operations was $16,271 for the six months ended April 30, 2008.  This included a net loss of $917,152, which is offset by non-cash items such as depreciation of $9,296, an impairment of inventory of $61,417, a provision for doubtful accounts of $2,155, and compensation paid with common stock, preferred stock, and stock options of $869,100.  We had cash provided from operations due to a decrease in accounts and other receivables of $1,018, inventories of $3,722 and prepaid expenses and deposits of $634.  Cash provided from operations was used to fund a decrease in accounts payable and accrued expenses of $13,382, and a decrease in G.S.T. and P.S.T. payable of $537.

Our net cash provided by operating activities for the six months ended April 30, 2007 was $7,226.  This included a net loss of $6,641, which was offset by non-cash items such as depreciation of $8,570 and a provision for doubtful accounts of $2,247.  Cash was provided by a decrease in accounts and other receivables of $13,396, inventories of $12,512, prepaid expenses and deposits of $1,440 and an increase in G.S.T. and P.S.T. payable of $149.  This cash provided was used to fund a decrease in accounts payable and accrued expenses of $24,447.

There were investing activities of $5,306, which consist of purchases of property and equipment during the six months ended April 30, 2008.  There were no investing activities for the six months ended April 30, 2007.

Our net cash used by financing activities was $1,169 during the six months ended April 30, 2008 as compared to $3,137 for the six months ended April 30, 2007.  We used the cash to repay notes payable in the amounts of $0 and $1,980, and repay capital leases in the amounts of $1,169 and $1,157 during the six months ended April 30, 2008 and 2007, respectively.

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

ITEM 3.

CONTROLS AND PROCEDURES

(a)

As of the end on the period covered by this Quarterly Report on Form 10-Q an evaluation was performed under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, our principal executive officer and our principal financial officer have determined that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

(b)

There were no changes that occurred during the fiscal quarter ended April 30, 2008 that materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits:

31

Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32

Section 1350 Certifications

(b)

Reports on Form 8-K:

On April 4, 2008, the Company filed a Current Report on Form 8-K announcing the issuance by the Company of 3,000,000 restricted common shares to directors and officers, and the resignation of Mr. Audel as a director of the company.

_______________________________________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 11, 2008

VAULT AMERICA, INC., a Nevada corporation

By:  /s/ Harold F. Schultz

Harold F. Schultz, President, CEO, Director, Chairman of the Board, CFO and Chief Accounting Officer