Form 10-Q
period 2008-07-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2008-09-11
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-Q

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Large accelerated filer ☐	Accelerated file ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of September 11, 2008
Common stock, $0.001 par value	3,144,324

The issuer is not using the Transitional Small Business Disclosure format.

MONEYFLOW SYSTEMS INTERNATIONAL INC.

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET

JULY 31, 2008 AND OCTOBER 31, 2007

	(Unaudited) July 31, 2008	October 31, 2007
ASSETS CURRENT ASSETS
Cash and cash equivalents	$ 97,982	$ 91,657
Accounts receivable, net of allowance for doubtful accounts of $6,678 and $9,030	13,435	5,568
Inventories	119,747	182,476
Prepaid expenses and other current assets	4,808	3,645
TOTAL CURRENT ASSETS	235,972	283,346

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $80,997 and $80,122	17,776	24,023
OTHER ASSETS
Rent security deposit	3,057	3,278
TOTAL ASSETS	$ 256,805	$ 310,647

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

JULY 31, 2008 AND OCTOBER 31, 2007

	(Unaudited) July 31, 2008	October 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 39,928	$ 60,886
G.S.T. and P.S.T. payable	518	537
Note payable, automobile	-	1,169

TOTAL CURRENT LIABILITIES	40,446	62,592

STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share; Authorized, 70,000 shares; Issued and outstanding, 790 shares	10	10
Preferred “B” stock, par value $.001 per share; Authorized, 1,000 shares; Issued and outstanding, 1,000 shares	1	1
Common stock, par value $.001 per share; Authorized, 50,000,000 shares; Issued and outstanding, 3,144,324 shares	10,276	7,276
Paid in capital in excess of par value of stock	3,530,489	2,664,389
Accumulated deficit	(3,402,643)	(2,520,702)
Accumulated other comprehensive income (primarily cumulative translation adjustment)	87,226	106,081
	225,359	257,055
Less cost of common stock in treasury, 12,000 shares	(9,000)	(9,000)

TOTAL STOCKHOLDERS’ EQUITY	216,359	248,055
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 256,805	$ 310,647

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2008 AND 2007

(UNAUDITED)

	Three Months Ended July 31		Nine Months Ended July 31
	2008	2007	2008	2007
REVENUES:
Sales of machines and terminals	$ 9,418	$ 6,926	$ 11,540	$ 14,995
Sales of surveillance equipment	-	9,192	1,977	18,647
Transaction and service fees	143,635	131,421	391,971	366,420
Maintenance contracts	10,572	11,757	31,825	33,798
Other revenue	4,862	3,018	10,124	9,260
Total revenues	168,487	162,314	447,437	443,120
COST AND EXPENSES:
Cost of sales	4,681	15,988	17,126	46,649
Write-off of obsolete inventory	1,122	-	62,539	-
Salaries paid with common stock, preferred stock and options to purchase common stock	-	-	869,100	-
Selling, general and administrative expenses	127,473	142,096	380,595	398,759
Total cost and expenses	133,276	158,084	1,329,360	445,408
INCOME (LOSS) FROM OPERATIONS	35,211	4,230	(881,923)	(2,288)
OTHER EXPENSE:
Interest expense	-	(87)	(18)	(210)
Total other expense	-	(87)	(18)	(210)
INCOME (LOSS) FROM OPERATIONS BEFORE CORPORATION INCOME TAXES	35,211	4,143	(881,941)	(2,498)
CORPORATION INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$ 43,211	$ 4,143	$ (881,941)	$ (2,498)
NET INCOME (LOSS) PER COMMON SHARE-
BASIC AND DILUTED	$ 0.01	$ 0.03	$ (0.59)	$ (0.02)
WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING- Basic and diluted	3,144,324	144,324	1,491,039	144,324

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2008 AND 2007

(UNAUDITED)

	Three Months Ended July 31		Nine Months Ended July 31
	2008	2007	2008	2007
NET INCOME (LOSS)	$ 35,211	$ 4,143	$ (881,941)	$ (2,498)
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(3,256)	11,409	(18,855)	9,129
NET COMPREHENSIVE INCOME (LOSS)	$ 31,955	$ 15,552	$(900,796)	$ 6,631

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2008 AND 2007

(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (881,941)	$ (2,498)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	14,377	19,519
Inventory impairment	62,539	-
Provision for doubtful accounts	4,121	1,138
Compensation paid with common stock, preferred stock, and stock options	869,100	-
Changes in operating assets and liabilities:
Accounts and other receivables	(11,988)	7,634
Inventories	190	2,370
Prepaid expenses and deposits	(942)	2,077
Accounts payable and accrued expenses	(20,958)	(27,045)
G.S.T and P.S.T. payable	(19)	628
Net cash provided by operating activities	34,479	3,823
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,130)	(5,564)
Net cash (used) by investing activities	(8,130)	(5,564)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	-	(2,885)
Repayment on capital lease	(1,169)	(1,725)
Net cash (used) by financing activities	(1,169)	(4,610)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(18,855)	9,130

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARIES

ERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED JULY 31, 2008 AND 2007

(UNAUDITED)

	2008	2007
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ 6,325	$ 2,779
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,657	76,088
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 97,982	$ 78,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest	$ 18	$ 210

Taxes	$ -	$ -

NON-CASH INVESTING ACTIVITIES

Issuance of common stock, preferred stock and stock options for director and officer compensation	$ 869,100	$ -

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented.  Operating results for the nine months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ended October 31, 2008.  Accordingly, your attention is directed to the footnote disclosures found in the October 31, 2007 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

JULY 31, 2008

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

JULY 31, 2008

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Companies depreciate the property and equipment as follows:

Financial statement reporting – straight-line method as follows:

Furniture and fixtures

10 years

Computer equipment

5 years

Telephone equipment

5 years

Automobile

5 years

Warranty Reserve – SBI provides a twelve month warranty provision on sales to cover anticipated repairs and/or replacement.  The warranty reserve as of July 31, 2008 is $10,000.

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

JULY 31, 2008

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

JULY 31, 2008

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

5.

IMPAIRMENT OF INVENTORY

As of July 31, 2008, all surveillance equipment inventory was written off.  This is due to a lack of sales of the equipment, as well as the unexpected sales of the inventory in the future.  A total of $62,539 was expensed.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Through its operating subsidiaries, Security Bancorp, Inc. ("SBI") and Interglobe Ltd. (“ITL”), Vault America, Inc. ("Vault" or the "Company") has supplied, and installed, maintained and managed Automated Teller Machines ("ATMs") and transaction processing services for card holders using these devices.  The machines are placed on the premises of businesses for the purpose and convenience of dispensing cash and other services to the public and the merchant.

Interglobe originally developed its own Remote Access Digital Video Recorder, which is the central feature of this surveillance system.  Sales of these systems have declined over the last year due to a very competitive environment and the difficulty retaining installation staff due largely to the booming commodities economy.   It has become difficult to keep qualified installers of the systems employed and, as a consequence, the Company has decided to discontinue its efforts to sell and install the systems and concentrate more of its efforts to the ATM business.

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

Automated Teller Machines– company owned placements – actual cost for the machine purchased less accumulated depreciation.  Depreciation is computed on the straight line basis over 10 years.

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

SELECTED FINANCIAL INFORMATION

	Three Months Ended		Nine Months Ended
	7/31/2008	7/31/2007	7/31/2008	7/31/2007
Statement of Operations Data:
Total revenue	$ 168,487	$ 162,314	$ 447,437	$ 443,120
Income (Loss) from operations	35,211	4,230	(881,923)	(2,288)
Income (Loss) from operations before corporation income taxes	35,211	4,143	(881,941)	(2,498)
Net income (loss)	35,211	4,143	(881,941)	(2,498)
Net income (loss) per share – operations	$ 0.01	$ 0.03	$ (0.59)	$ (0.02)
Balance Sheet Data:
Total assets			$ 256,805	$ 286,314
Total liabilities			$ 40,446	$ 48,149
Stockholders' equity			$ 216,359	$ 238,165

Results of Operations

Nine months ended July 31, 2008 compared to nine months ended July 31, 2007.

	Nine Month Period Ended
	7/31/2008	7/31/2007	Increase
			(Decrease)
Revenues:
Machines and terminals	$ 11,540	$ 14,995	$ (3,455)
Surveillance equipment	1,977	18,647	(16,670)

Transaction and service fees	391,971	366,420	25,551
Maintenance fees	31,825	33,798	(1,973)
Other revenue	10,124	9,260	864
Total Revenues	$ 447,437	$ 443,120	$ 4,317

Revenues.  Revenues from operations for the nine months ended July 31, 2008 were $447,437 as compared to revenues of $443,120 for the nine months ended July 31, 2007, an increase of $4,317 or approximately 1%.  This is primarily due to the following:

A decrease in sales of machines and terminals of:

$

(3,455)

A decrease in sales of surveillance equipment of:

(16,670)

An increase in transaction and service fees of:

25,551

In addition, revenues are affected by the offset of the changes in foreign currency transactions due to the weakening U.S. dollar.

  Cost of Sales and Gross Profit (Loss)

	Nine Month Period Ended
	7/31/2008	7/31/2007	Increase
			(Decrease)
Cost of sales:
Machines and terminals	$ 13,141	$ 31,563	$ (18,422)
Surveillance equipment	3,985	15,086	(11,101)
Total Cost of Sales	$ 17,126	$ 46,649	$ (29,523)
Gross Profit (Loss):
Machines and terminals – amount	$ (1,601)	$ (16,568)	$ 14,967
Machines and terminals - percentage	( 14%)	( 110%)	( 96%)
Surveillance equipment – amount	(2,008)	3,561	(5,569)
Surveillance equipment - percentage	( 102%)	19%	( 121%)

Cost of Sales and Gross Profit.  The cost of sales decreased by $29,523 to $17,126 for the nine months ended July 31, 2008, as compared to $46,649 for the nine months ended July 31, 2007.  The decrease in the cost of sales is a direct result of the decreases in revenue.

The gross loss for the nine months ended July 31, 2008 decreased by $9,398 to $3,609 as compared to $13,007 for the nine months ended July 31, 2007.  This decrease in gross loss is primarily due to a competitive market environment contributing to lower sales and the impairment of inventory, creating a lower cost of goods sold.

Selling, general and administrative expenses

	Nine Month Period Ended
	7/31/2008	7/31/2007	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$ 54,905	$ 64,503	$ (9,598)
Advertising	363	3,159	(2,796)
Agent, distributor and investor sales and residual fees	10,841	10,771	70
Bad debt	$ 4,121	$ 1,138	$ 2,983
Depreciation	14,377	19,519	(5,142)
Office expense	21,894	22,809	(915)
Office rent	25,083	20,334	4,749
Salaries and benefits	127,622	132,735	(5,113)
Sales management	44,886	39,881	5,005
Sales tax input expense	8,758	9,277	(519)
Travel	4,385	10,373	(5,988)
Vault cash usage fees	7,608	13,742	(6,134)
Other selling, general and administrative expenses	55,752	50,518	5,234
Total selling, general and administrative expenses	$ 380,595	$ 398,759	$ (18,164)

Selling, General and Administration Expenses.  Selling, general and administrative expenses decreased by $18,164 to $380,595 for the nine months ended July 31, 2008, as compared to $398,759 for the nine months ended July 31, 2007, approximately a 7% decrease.  This decrease is attributable to a cutback in overall expenditures by the company, namely accounting, legal and professional services, travel, salaries, and other selling, general and administrative expenses.  In addition, these expenses are affected by the offset of the changes in foreign currency transactions due to the weakening U.S. dollar.

 (Loss) From Continuing Operations Before Corporation Income Taxes.  We had a net loss before corporation income taxes of $881,941 for the nine months ended July 31, 2008 compared to $2,498 for the nine months ended July 31, 2007.  This increase in loss from continuing operations is due to the following:

We incurred an impairment of inventory in the amount of $62,539.  The remaining balance of surveillance equipment inventory was written off as of July 31, 2008 due to minimal sales of the surveillance equipment inventory, and the determination that future sales are unexpected.

During the nine months ended July 31, 2008, the company issued the following in relation to stock and stock options:

30,000 shares of Preferred A Stock to the employees and directors of the company for compensation with an expense of $9,000.

3,000,000 shares of restricted common stock for compensation to the board members/directors with an expense of $450,000

3,000,000 stock options to the employees and directors of the company, with an expense of $410,100.

Three months ended July 31, 2008 compared to three months ended July 31, 2007.

	Three Month Period Ended
	7/31/2008	7/31/2007	Increase
			(Decrease)
Revenues:
Machines and terminals	$ 9,418	$ 6,926	$ 2,492
Surveillance equipment	-	9,192	(9,192)
Transaction and service fees	143,635	131,421	12,214
Maintenance contracts	10,572	11,757	(1,185)
Other revenue	4,862	3,018	1,844
Total Revenue	$ 168,487	$ 162,314	$ 6,173

Revenues.  Revenues from operations for the three months ended July 31, 2008 were $168,487 as compared to revenues of $162,314 for the three months ended July 31, 2007, an increase of $6,173 or approximately 4%.  This is primarily due to the following:

An increase in sales of machines and terminals of:

$

2,492

A decrease in sales of surveillance equipment of:

(9,192)

An increase in transaction and service fees of:

12,214

In addition, revenues are affected by the offset of the changes in foreign currency transactions due to the weakening U.S. dollar.

	Three Month Period Ended
	7/31/2008	7/31/2007	Increase
			(Decrease)
Cost of sales:
Machines and terminals	$ 4,681	$ 5,630	$ (949)
Surveillance equipment	-	10,358	(10,358)
Total Cost of Sales	$ 4,681	$ 15,988	$ (11,307)
Gross Profit (Loss):
Machines and terminals – amount	$ 4,737	$ 1,296	$ 3,441
Machines and terminals - percentage	50%	19%	31%
Surveillance equipment – amount	$ -	$ (1,166)	$ 1,166
Surveillance equipment - percentage	-	( 13%)	13%

Cost of Sales and Gross Profit.  The cost of sales decreased by $11,307 to $4,681 for the three months ended July 31, 2008, as compared to $15,988 for the three months ended July 31, 2007, approximately a 71% decrease.  The decrease in the cost of sales is a direct result of the lack of equipment sales.

The gross income for the three months ended July 31, 2008 increased by $4,607 to $4,737 as compared to $130 for the three months ended July 31, 2007.   This increase in gross income is a direct result of the lack of surveillance equipment sales.

	Three Month Period Ended
	7/31/2008	7/31/2007	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$ 20,792	$ 24,900	$ (4,108)
Advertising	363	406	(43)
Agent, distributor and investor sales and residual fees	4,027	3,880	147
Bad debt	$ 1,966	$ (1,109)	$ 3,075
Depreciation	5,081	10,949	(5,868)
Office expense	7,230	4,829	2,401
Office rent	8,568	7,384	1,184
Salaries and benefits	40,448	50,241	(9,793)
Sales management	14,848	13,952	896
Sales tax input expense	3,034	3,619	(585)
Travel	1,023	4,227	(3,204)
Vault cash usage fees	2,385	4,664	(2,279)
Other selling, general and administrative expenses	17,708	14,154	3,554
Total Selling, general and administrative expenses	$ 127,473	$142,096	$ (14,623)

Selling, General and Administration Expenses.  Selling, general and administrative expenses decreased by $14,623 to $127,473 for the three months ended July 31, 2008, as compared to $142,096 for the three months ended July 31, 2007, a 16% decrease. This decrease is due to a cutback in overall expenditures by the company, namely accounting, legal and professional services, advertising, salaries, and travel.  In addition, these expenses are affected by the offset of the changes in foreign currency transactions due to the weakening U.S. dollar.

Income (Loss) From Operations Before Corporation Income Taxes.  We had net income before corporation income taxes of $35,211 for the three months ended July 31, 2008 compared to $4,143 for the three months ended July 31, 2007.  The increase in net income from operations is due to our increase in transaction fee income and reductions in expenses.

During the three months ended July 31, 2008, the company did not issue any stock or stock options.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the nine months ended July 31, 2008, the average exchange rate was 1.00254 United States dollars to Canadian dollars.  This is an 11% decrease from the nine months ended July 31, 2007 in which the average exchange rate was 1.12835 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have nominal fixed expenses such as an annual lease payment of approximately $20,000 (Canadian) per year.

Working capital is summarized and compared as follows:

	July 31,
	2008	2007

Current assets	$ 235,972	$ 259,966
Current liabilities	40,446	48,148
Working capital	$ 195,526	$ 211,818

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

Our net cash provided by operations was $34,479 for the nine months ended July 31, 2008.  This included a net loss of $881,941, which is offset by non-cash items such as depreciation of $14,377, an impairment of inventory of $62,539, a provision for doubtful accounts of $4,121, and compensation paid with common stock, preferred stock, and stock options of $869,100.  We also had cash provided from operations due to a decrease in inventories of $190.  Cash provided from operations was used to fund an increase in accounts and other receivables of $11,988, an increase in prepaid and other expenses of $942, a decrease in accounts payable and accrued expenses of $20,958, and a decrease in G.S.T. and P.S.T. payable of $19.

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

There were investing activities of $8,131 and $5,564 for the nine months ended July 31, 2008 and 2007, respectively, which consist of purchases of property and equipment.

Our net cash used by financing activities was $1,169 during the nine months ended July 31, 2008 as compared to $4,610 for the nine months ended July 31, 2007.  We used the cash to repay notes payable in the amount of $1,980 for the nine months ended July 31, 2007, and repay capital leases in the amounts of $1,169 and $1,157 during the nine months ended July 31, 2008 and 2007, respectively.

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

(a)

Exhibits:

31

Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32

Section 1350 Certifications

(b)

Reports on Form 8-K:

On August 14, 2008, the Company filed a Current Report on Form 8-K announcing the resignation of Mr. Landerman as a director of the company creating a casual vacancy on the board.

_______________________________________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 11, 2008

VAULT AMERICA, INC., a Nevada corporation

By:  /s/ Harold F. Schultz

Harold F. Schultz, President, CEO, Director, Chairman of the Board, CFO and Chief Accounting Officer