Form 10-K
period 2008-10-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2009-01-29
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-K

__________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from              to

Commission File No. 333-74928

VAULT AMERICA, INC.

(Exact Name of Registrant as specified in its Charter)

______________________________________

Nevada	52-2325923
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

720 Cimarron Close Okotoks, Alberta	T1S 1A6
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number, including area code:  (403) 938-4156

_______________________________

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐Yes    ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐Yes    ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑Yes    ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the  Act).

 ☐Yes    ☑ No

As of January 29, 2009, there were 3,144,324 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer.  As of January 29, 2009, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board, was approximately $43,297.

Documents Incorporated by Reference:   None.

Transitional Small Business Disclosure Format:       ☐Yes    ☑ No

PART I

ITEM 1.

BUSINESS

Unless the context otherwise requires, “Vault”, "MoneyFlow", "Company", "we", "us" and "our" refer to Vault America, Inc., and its subsidiaries combined.

Overview

Vault America, Inc. (“Vault”), formerly MoneyFlow Systems International Inc., ("MoneyFlow") was incorporated on April 25, 2001 under the laws of the State of Nevada.  Security Bancorp Inc. ("Security Bancorp"), our wholly owned subsidiary, was organized on August 3, 1992 in Alberta, Canada and was inactive until January 5, 1999 when it changed its name to Security Bancorp Inc. and began operations under the name CA$H STATION(R).  In July, 2001, Security Bancorp and MoneyFlow approved a share exchange agreement whereby MoneyFlow issued 14,000,000 shares of its common stock in exchange for 100% of the issued and outstanding shares of Security Bancorp.  In connection with this agreement, Security Bancorp became a wholly owned subsidiary of MoneyFlow.  On April 1, 2002, MoneyFlow formed a wholly owned Canadian subsidiary, Intercash POS Systems Ltd., ("Intercash") through which MoneyFlow conducted its Point-of-Sale business.  Point-of-Sale terminals allow customers to use their debit and credit cards to make purchases and obtain cash on the premises of businesses.  On August 31, 2004, MoneyFlow sold the majority of its Point-of-Sale business to BP Financial Corp. for approximately $258,000 in cash pursuant to a purchase and sale agreement, and Intercash is no longer an operating subsidiary of MoneyFlow.  The Point-of-Sale terminals that were not part of the sale are being managed by Security Bancorp, and the Company does not plan to sell any new terminals.

Since May, 1999, Security Bancorp has been successful in supplying, installing, maintaining and managing ATM machines which it places on the premises of property owners and businesses for the purpose and convenience of dispensing cash and other services.  As of October 31, 2008, Security Bancorp operates over 200 ATMs in five Canadian Provinces.  Security Bancorp is a member of the Automated Teller Machine Industry Association (ATMIA) which serves the industry in Canada and the United States.  Security Bancorp has placed ATMs in convenience stores, grocery stores, service stations, hotels, motels, hospitals, night clubs, casinos, restaurants, truck stores, airports and many other locations.  Security Bancorp's ATMs accept VISA, Mastercard, Interac, Maestro, Cirrus, Circuit and American Express (Canada).  Security Bancorp has a website located at http://www.cashstation.net.  Security Bancorp operates its ATMs under the trademark "CA$H STATION(R)."

In October 2004, MoneyFlow acquired Interglobe Investigation Services Inc. ("Interglobe"), organized on August 3, 1992 in British Columbia, pursuant to a share exchange agreement whereby MoneyFlow issued 500,000 shares of its common stock in exchange for 100% of the issued and outstanding shares of Interglobe, and Interglobe became a subsidiary of MoneyFlow.  Interglobe provides security consulting services and related products and services to companies and individuals, and also supplies and installs custom remote access digital surveillance systems.  Subsequent to the acquisition, during the second quarter of the 2005 fiscal year, MoneyFlow elected to divest itself of the physical surveillance part of the business.  MoneyFlow continues to operate its digital surveillance business under the name Interglobe Security.

Our ATM Business

While we intend to expand the focus of our business to include our new security products and services business, as provided by Interglobe and described in "New Focus on Security Products and Services" below, during fiscal year 2007 substantially all of our revenue was generated by our ATM business, which is described below.

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

Our Approach to Sales, Service and Operations

Security Bancorp sells, services and operates ATMs in Canada.  Each time an ATM card, debit card or credit card is used in one of our machines, a fee is charged.  Transaction fees accounted for approximately 74% of MoneyFlow's revenue during fiscal year 2008.  Sales of ATMs terminals generated most of the remainder of MoneyFlow's revenue during fiscal year 2008.

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

As of October 31, 2008, Security Bancorp has placed and holds under management ATMs at over 160 locations across Canada, primarily in the provinces of Ontario, Alberta, Saskatchewan, British Columbia and Manitoba.  We are also building a presence in certain other targeted Canadian provinces.

During 2008, Vault used two suppliers for the ATMs it sold - Tranax Technologies and Hyosung.  One supplier, Tranax Technologies, accounted for most of Vault’s product purchases in fiscal year 2005.  Management believes that Vault will be able to continue its relationship with these suppliers.  However, if Vault is not able to continue its relationship with one or more of these suppliers, management believes that financial transaction hardware and software is readily available from alternate suppliers.

All of Vault’s ATM transactions are currently processed by Open Solutions.  However, Interac Association continues to add new members and management believes enough competition exists among Interac members to allow Vault to find an alternative provider to process its transactions if its contracts with Open Solutions are terminated or not renewed.

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

Trademarks and Licenses

Our registered Canadian trademarks are:  "CA$H STATION" and "CASH FOR YOUR CUSTOMERS WHEN AND WHERE THEY NEED IT", both of which are owned by our subsidiary, Security Bancorp.  We believe that these trademarks are known and recognized within our market and are valuable to our business.  We intend to vigorously enforce all violations of our trademarks as we believe the goodwill associated with them is important to the development of our business.  All trademarks and trade names used in this Form 10-K are the property of their respective owners.

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

ITEM 1A.

Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and this Item is not applicable to the Company or we are not required to provide the information required under this item.

ITEM 1B.

Unresolved Staff Comments

None.

ITEM 2.

PROPERTIES

Vault’s principal offices are located at Suite N, 7003 - Fifth Street SE, Calgary, Alberta T2H 2G2, telephone number (403) 319-0236.  These offices consist of 3,746 square feet, and the monthly rental fee is CDN $1,968 (approximately US $1,614) plus taxes and operating costs, with rent increasing yearly by CDN $0.48 (approximately US $0.45) per square foot of gross leasable area.  Interglobe leases a virtual office facility on a month-to-month basis for approximately $156 (CDN $190) plus additional usage fees.

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

The Company has successfully defeated a counterclaim which had been advanced by the former employee and Vault America no longer has any liability with respect to such action, however, the action is still pending against the Company’s subsidiary.  The Company is vigorously working on defeating this counterclaim.

Management, based on consultation with its legal counsel, believes that there will not be any liability to the Company from this counterclaim.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2008.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MoneyFlow had 3,144,324 shares of common stock outstanding as of January 29, 2009.

Number of Shareholders

The number of beneficial shareholders of record of the Common Stock of the Company as of the close of business on January 29, 2009 was approximately 61.

Dividend Policy

To date, the Company has no cash dividends on its Common Stock, and does not expect to pay cash dividends in the near term.  The Company intends to retain future earnings, if any, to provide funds for operation and growth of its business.

Market Information

Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "VAMA.OB."  There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained. We began trading on the OTCBB on October 11, 2002. The following table sets forth, for the periods indicated, the bid price range of our common stock, giving retroactive effect to our fifty to one reverse stock split, which occurred in February 2008.  Prior to the reverse stock split, our common stock was traded under the symbols "MFLW.OB."

Fiscal Period	Average Low	Average High
Fourth Quarter 2008	$0.30	$.050
Third Quarter 2008	$0.30	$050
Second Quarter 2008	$1.50	$1.65
First Quarter 2008	$1.50	$1.65
Fourth Quarter 2007	$1.00	$1.65
Third Quarter 2007	$1.25	$1.65
Second Quarter 2007	$1.5	$2.25
First Quarter 2007	$1.5	$1.65

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Disclosure of Equity Compensation Plans

The Company maintains the 2004 Benefit Plan (the "Benefit Plan"), pursuant to which it may grant equity awards to eligible persons.  The Benefit Plan allows the Board of Directors to issue shares of MoneyFlow common stock or grant options to purchase shares of MoneyFlow common stock to employees, consultants and advisors of the Company or its subsidiaries.  As of January 29, 2008, no options had been granted or shares issued under the Benefit Plan.  Pursuant to the Company's previous plan, the 2002 Stock Option Plan, 537,500 shares of common stock were issued to the Company's directors and employees of Security Bancorp on December 10, 2004.  Subsequent to that date, the 2002 Stock Option Plan was discontinued and the Company maintains only the Benefit Plan as of the date of this filing.  The table below lists information on our equity compensation plans as of October 31, 2008.

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

Recent Sales of Unregistered Securities

During the fiscal year ended October 31, 2008, and more particularly, in February 2008 and March 2008 the Company issued certain officers and directors 3,000,000 restricted common shares and 600 restricted Preferred A shares.

Item 6.

Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and this Item is not applicable to the Company.

Item 7.

Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations

Through its operating subsidiaries, Security Bancorp, Inc. ("SBI") and Interglobe Ltd. (“ITL”), Vault America, Inc. ("Vault" or the "Company") has supplied, installed, maintained and managed Automated Teller Machines ("ATMs") and transaction processing services for card holders using these devices.  The machines are placed on the premises of businesses for the purpose and convenience of dispensing cash and other services to the public and the merchant.

Interglobe originally developed its own Remote Access Digital Video Recorder, which is the central feature of this surveillance system.  Sales of these systems have declined over the last year due to a very competitive environment and the difficulty retaining installation staff due largely to the booming commodities economy.  It has become difficult to keep qualified installers of the systems employed and, as a consequence, the Company has decided to discontinue its efforts to sell and install the systems and concentrate more of its efforts to the ATM business.  On October 31, 2008, the Company decided to cease all operations for Interglobe, Ltd.  As a result, the results of operations are included in discontinued operations in the Company’s consolidated statements of operations.  In addition, there are no longer any assets or liabilities for Interglobe, Ltd. as of October 31, 2008.

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

Revenue from the sale of Automated Teller Machines is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery, activation and acceptance of the units by our customers.

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

There were 3,000,000 shares of common stock, with an aggregate value of $450,000 issued to three officers and board members of the Company as compensation.

There were 600 shares of Preferred “A” Stock, with an aggregate value of $9,000 issued to employees of the Company as compensation.

There were 3,000,000 stock options, with a value of $410,100 issued to employees and directors of the Company as compensation.

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

Selected Financial Information

Year Ended
	10/31/2008	10/31/2007
Statement of Operations Data:
Total revenue	$ 577,645	$ 569,546
(Loss) from continuing operations	(815,428)	(3,419)
(Loss) from discontinued operations	(74,295)	(17,767)
Net (loss)	$ (889,723)	$ (21,186)
Net (loss) per share from continuing operations	$ (0.43)	$ (0.02)
Net (loss) per share from continuing operations	$ (0.04)	$ (0.12)
Balance Sheet Data:
Total assets	$ 200,953	$ 310,647
Total liabilities	28,313	62,592
Stockholders' equity	$ 172,640	$ 248,055

Results of Operations

Year ended October 31, 2008 compared to year ended October 31, 2007.

	Year Ended
	10/31/2008	10/31/2007	Increase
			(Decrease)
Revenues:
Machines and terminals	$ 15,912	$ 24,451	$ (8,539)
Transaction and service fees	513,874	490,086	23,788
Maintenance fees	40,967	44,806	(3,839)
Other revenue	6,892	10,203	(3,311)
Total Revenues	$ 577,645	$ 569,546	$ 8,099

Revenues.  Revenues from operations for the year ended October 31, 2008 were $577,645 as compared to revenues of $569,546 for the year ended October 31, 2007, an increase of $8,099 or approximately 1%.  The changes in revenues are summarized as follows:

A decrease in sales of machines and terminals of:

$

(8,539)

An increase in transaction and service fees of:

23,788

In addition, revenues are affected by the offset of the changes in foreign currency transactions due to the weakening dollar.

Cost of Sales and Gross Profit (Loss)

Year Ended
	10/31/2008	10/31/2007	Increase
(Decrease)
Cost of sales:
Machines and terminals	$ 7,160	$ 43,932	$ (36,772)
Gross Profit (Loss):
Machines and terminals – amount	$ 8,752	$ (19,481)	$ 28,233
Machines and terminals - percentage	55%	( 80%)	135%

Cost of Sales and Gross Profit.  The cost of sales decreased by $36,772 to $7,160 for the year ended October 31, 2008, as compared to $43,932 for the year ended October 31, 2007.  The decrease in the cost of sales is a direct result of the decreases in revenue.

There was a gross profit for the year ended October 31, 2008 of $8,752 compared to a gross loss of $19,481 for the year ended October 31, 2007.  This change is primarily due to a competitive market environment contributing to lower sales, and the discontinuance of operations of Interglobe, Ltd.

Selling, general and administrative expenses

	Year Ended
	10/31/2008	10/31/2007	Increase
			(Decrease)
Selling, general and administrative expenses:
Accounting, legal and professional services	$ 86,464	$ 83,424	$ 3,040
Advertising	146	4,398	(4,252)
Agent, distributor and investor sales and residual fees	14,570	14,360	210
Bad debt	4,469	3,798	671
Depreciation	17,346	24,711	(7,365)
Office expense	26,652	24,003	2,649
Office rent	32,520	28,057	4,463
Salaries and benefits	169,372	183,898	(14,526)
Sales management	58,504	54,472	4,032
Sales tax input expense	11,769	12,558	(789)

Travel	9,037	11,465	(2,428)
Vault cash usage fees	19,891	19,948	(57)
Other selling, general and administrative expenses	67,379	64,301	3,078
Total selling, general and administrative expenses	$ 518,119	$ 529,393	$ (11,274)

Selling, General and Administration Expenses.  Selling, general and administrative expenses decreased by $11,274 to $518,119 for the year ended October 31, 2008, as compared to $529,393 for the year ended October 31, 2007, approximately a 2% decrease. This decrease is attributable to a cutback in overall expenditures by the company, namely advertising and salaries.  It is also attributable to a decrease in depreciation due to several items being fully depreciated either in the current or prior years.  These decreases are offset by the changes in foreign currency transactions due to the weakening dollar.

Loss from Continuing Operations.  We had a net loss from continuing operations of $815,428 for the year ended October 31, 2008 compared to $3,419 for the year ended October 31, 2007.  This increase is due to the issuance of common stock, preferred stock, and stock options for consulting and legal fees of $869,100, offset by the changes in foreign currency transactions due to the weakening dollar.

Loss from Discontinued Operations.  We had a net loss from discontinued operations of $74,295 for the year ended October 31, 2008, compared to $17,767 for the year ended October 31, 2007.  This increase is primarily due to the write-off of the company’s inventory during the year ended October 31, 2008.

Corporation Income Taxes. Corporation income tax for the years ended October 31, 2008 and 2007 was $-0-.  No income tax expense was due for the years ended October 31, 2008 and 2007 due to the operating losses.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the year ended October 31, 2008, the average exchange rate was 1.02557 United States dollars to Canadian dollars.  This is a 7% decrease from the year ended October 31, 2007 in which the average exchange rate was 1.10149 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have no material fixed expenses per year.

Working capital is summarized and compared as follows:

	October 31,
	2008	2007
Current assets	$ 186,673	$ 283,346
Current liabilities	28,313	62,592
Working capital	$ 158,360	$ 220,754

On November 5, 2008, the Company completed the sale of the ATM assets of its wholly owned subsidiary, Security Bancorp, Inc. for a total purchase price of $1,200,000.  To date, the Company has received approximately $1,050,000 of that amount, which represents the purchase price, less an industry-standard hold-back amount.  The Company is in the process of researching and identifying new internal business prospects as well as potential external business opportunities designed to grow the Company and add Shareholder value.  A case-by-case decision will be made whether to continue to research or pursue any given potential business scenario.

Our net cash provided by operations was $50,041 for the year ended October 31, 2008.  For the year ended October 31, 2008, we had a net loss from continuing operations of $815,428 and a net loss from discontinued operations of $74,295.  These included non-cash items such as depreciation in the amount of $17,346, an impairment of inventory in the amount of $61,135, a provision for doubtful accounts of $3,653, a gain on the disposal of fixed assets of $485, and compensation paid with common stock, preferred stock, and stock options of $869,100.  Net cash was provided by a decrease in inventories of $20,571 and prepaid expenses and deposits of $1,714.  These were offset by an increase in accounts and other receivables of $160, and a decrease in accounts payable and accrued expenses of $32,685 and G.S.T. and P.S.T. payable of $425.

Our net cash used by operations was $736 for the year ended October 31, 2007.  For the year ended October 31, 2008 we had a net loss from continuing operations of $3,419 and a net loss from discontinued operations of $17,767.  These included non-cash items such as depreciation in the amount of $24,711, an impairment of inventory in the amount of $6,102, a provision for doubtful accounts of $3,459, and a loss on the disposal of fixed assets of $127.  Net cash was used as a result of an increase in inventories of $14,594, a decrease in accounts payable and accrued expenses of $8,154, and a decrease in G.S.T. and P.S.T. payable of $2,485.  These were offset by a decrease in accounts and other receivables of $8,217 and a decrease in prepaid expenses and deposits of $3,067.

Our net cash used by investing activities was $4,483 and $15,458 for the years ended October 31, 2008 and 2007, respectively, which was for the purchase of property and equipment.

Our net cash used by financing activities was $1,169 and $5,945 for the years ended October 31, 2008 and 2007, respectively.  This was due to the repayment of a capital lease of $1,169 for the year ended October 31, 2008, and the repayment of a note payable of $3,809 and a capital lease of $2,136 for the year ended October 31, 2007.

Other than as disclosed herein the Company is not party to any financial arrangements or obligations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company's Form 10-K, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and are generally set forth below and particularly discussed in the Company's Form 10-K for the year ended October 31, 2008.

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

Item 7a.

Quantitative And Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and this Item is not applicable to the Company or we are not required to provide the information required under this item.

Item 8.

 Financial Statements And Supplementary Data

The information required by this Item is submitted as a separate section of this Form 10-K.  See Item 15.

Item 9.

Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9a.

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

Item 9b.

Other Information

Vault previously reported on its Form 8-K filed on November 12, 2008, that the Company completed the sale of the ATM assets of its wholly owned subsidiary, Security Bancorp, Inc. for a total purchase price of $1,200,000.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The names of our directors and executive officers, their ages, and certain other information about them are set forth below:

Name	Age	Position	Term Began
Harold F. Schultz	75	Chairman of the Board, President, CEO, CFO	April, 2001
Darwyn Ross	46	Director	July, 2004

Harold F. Schultz, Chairman of the Board, President, CEO and CFO.  Mr. Schultz is a founding shareholder of MoneyFlow as well as serving as its President and Chief Executive Officer since MoneyFlow was formed in 2001.  Mr. Schultz is also President, CEO and a Director of Security Bancorp Inc., Vault’s wholly owned subsidiary.  Mr. Schultz has been President of Security Bancorp Inc. since 1999.  Mr. Schultz has over 40 years experience in the areas of construction, real estate and the oil and gas industry.  Prior to joining Security Bancorp Inc., Mr. Schultz was Chairman of Enviro FX, Inc., a publicly traded Canadian company, from 1996 until 1998.  Mr. Schultz has been President of Advance Contracting Services Ltd., a private holding company, since 1972.  Mr. Schultz is a member of the 400 Club, a founder of the Lakeview Community Association and many other community organizations.

Ross, Director.  Mr. Ross became a director of MoneyFlow in July of 2004.  Mr. Ross has been practicing law since 1986.  He began his legal career at Paterson Ross in 1986, and moved to Sisson Warren Sinclair in 2002.  Since 2004, Mr. Ross has practiced from his own firm.  From 2000 to 2002, Mr. Ross served as a director of Delta Capital Technologies Corp., a publicly traded corporation.

Conflicts of Interest Policy

Vault has adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards.  These transactions must also be approved by a majority of the disinterested directors of Vault’s Board of Directors.

Board Committees, Meetings and Compensation

The Company's business affairs are managed by the Board.  During the fiscal year ending October 31, 2008, the Board of Directors held two meetings at which time no director then in office attended fewer than 100% of the aggregate number of meetings of the Board of Directors.  None of the Directors currently receive any cash compensation for their service on the Board, although they may receive, at the Company's discretion, restricted stock as compensation for their service on the Board.  The Company does not currently have any standing committees.  As of the date of this filing, the entire Board fulfills the functions of the Audit Committee.  The Board has determined that none of the directors are "audit committee financial experts" as such term is defined in Item 401(e) of Regulation S-B.  Due to the small size of the Company, the Board believes an audit committee financial expert is not necessary, but the Board may seek an audit committee financial expert for the Board in the future if the Company's needs change.  The Company does not have a nominating committee, and the Board believes such a committee is not necessary due to the small size of the Board and the absence to date of any director candidates recommended by shareholders.  Currently, the entire Board participates in the consideration of director nominees.  The Board of Directors does not have a formal policy with regard to the consideration of any director candidates recommended by stockholders, the minimum qualification of director candidates or the process for identifying and evaluating director nominees.  To date, the Company has not received any director candidates recommended by its stockholders and consequently the Board of Directors has believed that it could appropriately address any such recommendations received without a formal policy.  Although the Company does not have a formal policy regarding attendance by members of the Board of Directors at annual meetings of stockholders, directors are encouraged to attend annual meetings

Stockholder Communications with the Board of Directors

Stockholders may communicate with the full Board, or any individual directors, by sending such written communication to the following address:

Corporate Secretary

Vault America, Inc.

PO Box 359 Stn. Main

Okotoks, Alberta  T1S1A6

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

Indemnification of Officers and Directors.

We have the authority under the Nevada General Corporation Law to indemnify our directors and officers to the extent provided for in such statute. Set forth below is a discussion of Nevada law regarding indemnification which we believe discloses the material aspects of such law on this subject. The Nevada law provides, in part, that a corporation may indemnify a director or officer or other person who was, is or is threatened to be made a named defendant or respondent in a proceeding because such person is or was a director, officer, employee or agent of the corporation, if it is determined that such person:

•

conducted himself in good faith;

•

reasonably believed, in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation's best interest and, in all other cases, that his conduct was at least not opposed to the corporation's best interests; and

•

in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful.

A corporation may indemnify a person under the Nevada law against judgments, penalties, including excise and similar taxes, fines, settlement, unreasonable expenses actually incurred by the person in connection with the proceeding. If the person is found liable to the corporation or is found liable on the basis that personal benefit was improperly received by the person, the indemnification is limited to reasonable expenses actually incurred by the person in connection with the proceeding, and shall not be made in respect of any proceeding in which the person shall have been found liable for willful or intentional misconduct in the performance of his duty to the corporation. The corporation may also pay or reimburse expenses incurred by a person in connection with his appearance as witness or other participation in a proceeding at a time when he is not a named defendant or respondent in the proceeding.

Our Articles of Incorporation provides that none of our directors shall be personally liable to us or our stockholders for monetary damages for an act or omission in such directors' capacity as a director; provided, however, that the liability of such director is not limited to the extent that such director is found liable for (a) a breach of the directors' duty of loyalty to us or our stockholders, (b) an act or omission not in good faith that constitutes a breach of duty of the director to us or an act or omission that involves intentional misconduct or a knowing violation of the law, (c) a transaction from which the director received an improper benefit, whether or not the benefit resulted from an action taken within the scope of the director's office, or (d) an act or omission for which the liability of the director is expressly provided under Nevada law. Limitations on liability provided for in our Articles of Incorporation do not restrict the availability of non-monetary remedies and do not affect a director's responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

We believe that these provisions will assist us in attracting and retaining qualified individuals to serve as executive officers and directors. The inclusion of these provisions in our Articles of Incorporation may have the effect of reducing a likelihood of derivative litigation against our directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of case, even though such an action, if successful, might otherwise have benefitted us or our stockholders.

Our Bylaws provide that we will indemnify our directors to the fullest extent provided by Nevada General Corporation Law and we may, if and to the extent authorized by our board of directors, so indemnify our officers and other persons whom we have the power to indemnify against liability, reasonable expense or other matters.

Insofar as indemnification for liabilities arising under the Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by such director, officer, or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended October 31, 2008, all Reporting Persons timely complied with all applicable filing requirements.

Item 11.

Executive Compensation

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US $)	Bonus (US $)	Other Annual Compensation (US $)	Restricted Stock Awards (US $)	Securities Underlying Options (#)	LTIP Payouts
Harold Schultz (President, CEO & CFO	2006	49,800	0	0	0	0	0
	2007	49,800	0	0	0	0	0
	2008	49,800	0	0	300,000	0	0

Members of the Board of Directors do not receive any cash compensation for their service as Directors but the Company may determine to pay Directors a per meeting fee in the future if these Directors are not separately compensated by Vault for other services and the Company may award restricted stock to Directors from time to time.  All expenses for meeting attendance or out of pocket expenses connected directly with their Board representation will be reimbursed by Vault.

Director liability insurance may be provided to all members of the Board of Directors.  Vault has not yet obtained such insurance and does not have any specifics for available cost and coverage.  Vault does not have a specific time frame to obtain the insurance.  No differentiation is made in the compensation of "outside directors" and those officers of Vault serving in that capacity

Item 12.

Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

There were 3,144,324 common shares outstanding as of January 29, 2009.  The following tabulates holdings of shares of MoneyFlow by each person who, subject to the above, as of January 29, 2009, holds of record or is known by Management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Vault individually and as a group.

SHARE OWNERSHIP AS OF JANUARY 29, 2009
Name and Address of Beneficial Owner (1)	Amount of Common Shares Owned	Percent of Common Shares Owned

Harold F. Schultz (2) (3)	1,042,653	33.2%
720 Cimarron Close
Okotoks, Alberta, Canada T1S 1A6

Darwyn Ross (2)	1,000,000	31.8%
720 Cimarron Close
Okotoks, Alberta, Canada T1S 1A6

Ryan Henning (2)	1,008,000	31.8%
7435 S. Eastern Ave., Suite 5
Las Vegas, NV 89123

All Officers and Directors as a group (3 persons)	3,050,653	96.8%

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

(2)

Denotes officer or director of Vault.

(3)

Certain shares beneficially owned by Mr. Schultz are held of record by Advance Contracting Services Ltd., an entity owned and controlled by Mr. Schultz, President of Vault MoneyFlow.

Item 13.

Certain Relationships And Related Transactions, And Director Independence

Since inception, Vault, through its wholly owned subsidiary, Security Bancorp Inc., has had an arrangement with Advance Contracting Services Ltd., whose sole shareholder, officer and director is Harold F. Schultz, President of MoneyFlow.  As part of this arrangement, Security Bancorp pays a monthly management fee to Advance in the amount of CDN$5,000 (approximately US$4,650) for Mr. Schultz's services to Security Bancorp. No written agreement has been entered into and this arrangement is terminable at will.

Item 14.

Principal Accountant Fees And Services

The following table presents fees for professional services rendered by Weaver & Martin, LLC, for the audit of the Company's annual consolidated financial statements for fiscal 2007 and 2008.

	2008	2007

Audit Fees	$30,000	$30,000
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$30,000	$30,000

The Board pre-approves all auditing and permitted non-audit services to be performed for the Company by its independent auditor, including the fees and terms of those services.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The Following Documents are filed as Part of this Report

1. Financial Statements:

            Report of Independent Registered Public Accounting Firm

            Consolidated Balance Sheets

            Consolidated Statements of Operations

            Consolidated Statements of Stockholders' Equity

            Consolidated Statements of Cash Flows

            Notes to Consolidated Financial Statements

2. Exhibits

            The following exhibits are filed with, or incorporated by reference into this report.

Exhibit No.	Description
2.1[1]	Acquisition Agreement dated as of July 15, 2001 between MoneyFlow Systems International Inc. and Security Bancorp Inc.
3.1[1]	Articles of Incorporation
3.2[1]	Bylaws
3.3[5]	Certificate of Amendment, dated July 15, 2004
4.3[4]	2002 Stock Option Plan, dated July 31, 2002
4.4[8] 10.1[2]	2004 Benefit Plan, dated July 24, 2004 Connection Services Agreement dated December 20, 2001 with TCS Canada, Ltd.

10.2[2]	Agreement for Credit Card Processing Services dated November 15, 2001 with TCS Canada, Ltd.
10.5[2]	Letter Agreement dated July 26, 2001 with Hypercom Canada, Ltd., as amended and assumed by Letter Agreement dated February 7, 2003 with Rycom, Inc.
10.9[3]	Letter Agreement dated January 17, 2003 with 1st SB Partners Ltd.
10.10[4]	Director's Loan dated February 24, 2003
10.11[6]	Agreement for the Purchase and Sale of Assets dated August 31, 2004 between Intercash POS Systems Inc. and BP Financial Corp.
10.12[7]	Share Exchange Agreement dated October 28, 2004 among MoneyFlow Systems International Inc., Interglobe Investigation Services Inc. and the shareholders of Interglobe Investigation Services Inc.
21.1[9]	Subsidiaries of the Company.
24.1[7]	Power of Attorney (see signature page of the Annual Report on Form 10-K).
31[9]	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32[9]	Section 1350 Certification
99.1[9]	Consent of Independent Registered Public Accounting Firm

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

VAULT AMERICA, INC.,

a Nevada corporation

Date:  January 29, 2009

By:  _/s/ Harold F. Schultz________________________

Harold F. Schultz

Chairman of the Board, President, Chief Financial

Officer and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Harold F. Schultz Harold F. Schultz	Chairman of the Board, President, Chief Financial Officer and Chief Executive Officer	January 29, 2009
/s/ Darwyn Ross Darwyn Ross	Director	January 29, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Vault America, Inc. and Subsidiaries

Formerly known as Moneyflow Systems International, Inc.

We have audited the accompanying consolidated balance sheets of Vault America, Inc. and Subsidiaries as of October 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  Vault America, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vault America, Inc. and Subsidiaries as of October 31, 2008 and 2007, and the results of its consolidated operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Weaver & Martin, LLC

Kansas City, Missouri

January 29, 2009

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEET

OCTOBER 31, 2008 AND 2007

	October 31, 2008	October 31, 2007
ASSETS CURRENT ASSETS
Cash and cash equivalents	$ 81,254	$ 91,657
Accounts receivable, net of allowance for doubtful accounts of $5,377 and $6,678	2,075	5,568
Inventories	98,135	182,476
Rent security deposit	2,588	-
Prepaid expenses and other current assets	2,621	3,645
TOTAL CURRENT ASSETS	186,673	283,346

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $68,620 and $80,997	14,280	24,023
OTHER ASSETS
Rent security deposit	-	3,278
TOTAL ASSETS	$ 200,953	$ 310,647

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEET (CONTINUED)

OCTOBER 31, 2008 AND 2007

	October 31, 2008	October 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 28,201	$ 60,886
G.S.T. and P.S.T. payable	112	537
Note payable, automobile	-	1,169

TOTAL CURRENT LIABILITIES	28,313	62,592

STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share; Authorized, 70,000 shares; Issued and outstanding, 790 shares at December 31, 2008 and 190 at December 31, 2007	10	10
Preferred “B” stock, par value $.001 per share; Authorized, 1,000 shares; Issued and outstanding, 1,000 shares at December 31, 2008 and 2007	1	1
Common stock, par value $.001 per share; Authorized, 50,000,000 shares; Issued and outstanding, 3,144,324 shares at December 31, 2008 and 144,324 shares at December 31, 2007	10,276	7,276
Paid in capital in excess of par value of stock	3,530,489	2,664,389
Accumulated deficit	(3,410,425)	(2,520,702)
Accumulated other comprehensive income (primarily cumulative translation adjustment)	51,289	106,081
	181,640	257,055
Less cost of common stock in treasury, 12,000 shares	(9,000)	(9,000)

TOTAL STOCKHOLDERS’ EQUITY	172,640	248,055
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 200,953	$ 310,647

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

	2008	2007
REVENUES
Sales of machines and terminals	$ 15,912	$ 24,451
Fees	513,874	490,086
Maintenance fees	40,967	44,806
Other revenue	6,892	10,203
TOTAL REVENUES	577,645	569,546
COST AND EXPENSES
Cost of sales	7,160	43,932
Consulting and legal fees, paid with common stock and options to purchase common stock	869,100	-
Selling, general and administrative expenses	518,119	529,393
TOTAL COST AND EXPENSES	1,394,379	573,325
(LOSS) FROM CONTINUING OPERATIONS	(816,734)	(3,779)
OTHER INCOME (EXPENSE):
Interest expense	(17)	(269)
Interest income	-	756
(Loss) on disposition of assets	1,323	(127)
TOTAL OTHER INCOME (EXPENSE), NET	1,306	360
(LOSS) FROM CONTINUING OPERATIONS BEFORE CORPORATION INCOME TAXES	(815,428)	(3,419)
CORPORATION INCOME TAXES	-	-
NET (LOSS) FROM CONTINUING OPERATIONS	(815,428)	(3,419)
NET (LOSS) FROM DISCONTINUED OPERATIONS	(74,295)	(17,767)

NET (LOSS)	$ (889,723)	$ (21,186)

NET (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE- BASIC AND DILUTED	$ (0.43)	$ (0.02)

NET (LOSS) FROM DISCONTINUED OPERATIONS PER COMMON SHARE – Basic and diluted	$ (0.04)	$ (0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	1,903,228	144,324

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

	2008	2007
NET (LOSS)	$ (889,723)	$ (21,186)
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(54,792)	37,708
NET COMPREHENSIVE INCOME (LOSS)	$ (944,515)	$ 16,522

See accompanying notes.

VAULT AMERICAN, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

	Preferred “A” Stock		Preferred “B” Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, October 31, 2006	190	$ 10	1,000	$ 1	144,324	$ 7,276

Net (loss) for the year ended October 31, 2007	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-

Balance, October 31, 2007	190	10	1,000	1	144,324	7,276

Compensation paid with common stock, preferred stock and stock options	-	-	-	-	3,000,000	3,000

Net (loss) for the year ended October 31, 2008	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-

Balance, October 31, 2008	190	$ 10	1,000	$ 1	3,144,324	$10,276

Paid-In
Capital In
Excess of Par		Accumulated Other
Value of	Accumulated	Comprehensive	Treasury Stock
Stock	Deficit	Income	Shares	Amount	Total

$ 2,664,389	$(2,499,516)	$ 68,373	60,000	$ (9,000)	$ 231,533

-	(21,186)	-	-	-	(21,186)

-	-	37,708	-	-	37,708

2,664,389	(2,520,702)	106,081	60,000	(9,000)	248,055

866,100	-	-	-	-	869,100

-	(889,723)	-	-	-	(889,723)

-	-	(54,792)	-	-	(54,792)

$ 3,530,489	$(3,410,425)	$ 51,289	60,000	$ (9,000)	$ 172,640

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$ (815,428)	$ (3,419)
Net (loss) from discontinued operations	(74,295)	(17,767)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	17,346	24,711
Inventory impairment	61,135	6,102
Provision for doubtful accounts	3,653	3,459
(Gain) Loss on disposal of fixed assets	(485)	127
Compensation paid with common stock, preferred stock, and stock options	869,100	-
Changes in operating assets and liabilities:
Accounts and other receivables	(160)	8,217
Inventories	20,571	(14,594)
Prepaid expenses and deposits	1,714	3,067
Accounts payable and accrued expenses	(32,685)	(8,154)
G.S.T and P.S.T. payable	(425)	(2,485)
Net cash provided by operating activities	50,041	(736)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,483)	(15,458)
Net cash (used) by investing activities	(4,483)	(15,458)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	-	(3,809)
Repayment on capital lease	(1,169)	(2,136)
Net cash (used) by financing activities	(1,169)	(5,945)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(54,792)	37,708

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

2008

2007

	2008	2007
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ (10,403)	$ 15,569
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,657	76,088
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 81,254	$ 91,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest	$ 17	$ 269

Taxes	$ -	$ -

NON-CASH INVESTING ACTIVITIES

Issuance of common stock, preferred stock and stock options for director and officer compensation	$ 869,100	$ -

See accompanying notes

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

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

Interglobe Ltd. (hereinafter referred to as ITL) began operating on March 16, 2005 and was incorporated in Alberta, Canada on April 13, 2005. ITL was in business to supply, install and maintain surveillance equipment and is the successor to the surveillance operations.  On October 31, 2008, ITL discontinued its operations.

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

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

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

The Companies depreciate the property and equipment as follows:

Financial statement reporting – straight-line method as follows:

Furniture and fixtures

10 years

Computer equipment

5 years

Telephone equipment

5 years

Automobile

5 years

Depreciation expense was $17,346 and $24,711 for the years ended October 31, 2008 and 2007, respectively.

Warranty Reserve – SBI provides a twelve month warranty provision on sales to cover anticipated repairs and/or replacement.  The warranty reserve as of October 31, 2008 was $0.

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

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

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

Advertising – The Company expenses all advertising as incurred.  Advertising expenses for the years ended October 31, 2008 and 2007 were $0 and $5,941 respectively.

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

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Corporation Income Taxes – No corporation income tax expense was due for the years ended October 31, 2008 and 2007 due to the availability of net operating loss carry forward from current and prior years.

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

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission staff (“SEC”) issued SAB 108. SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements. SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures. Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial. We adopted SAB 108 in connection with the preparation of our annual financial statements for the years ended October 31, 2008 and 2007 and found no adjustments necessary.

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

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

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

Reclassifications – Certain 2007 amounts have been reclassified to conform to 2008 presentations.

2.

INVENTORIES

Inventories are comprised of the following:	2008	2007
Automated Teller Machines	$ 78,073	$ 104,211
Surveillance Equipment	-	68,191
Parts and supplies	20,062	10,074
Total	$ 98,135	$ 182,476

3.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:	2008	2007
Furniture and fixtures	$ 24,372	$ 30,867
Computer equipment	31,732	40,406
Telephone equipment (Capital lease)	8,742	10,007
Automobile	18,054	22,865
Total property and equipment	82,900	104,145
Less accumulated depreciation	(68,620)	(80,122)
Property and equipment, net	$ 14,280	$ 24,023

4.

INCOME TAXES

Pretax Income (Loss)	2008	2007
United States of America	$ (1,036,542)	$ (2,249)
Canadian	18,348	(18,937)
Total	$ (1,018,194)	$ (21,186)

Provision (Benefit)

The provision (benefit) for/or refund of income taxes for the years ended October 31, 2008 and 2007 consist of the following:

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

4.

INCOME TAXES (CONTINUED)

Current	2008	2007
United States of America	$ -	$ -
Canadian	-	-
Deferred
United States of America	-	-
Canadian	-	-
Total provision (benefit)	$ -	$ -

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at October 31, 2008:

	US Companies in US Dollars	Canadian Companies In US Dollars	Total In US Dollars
Net operating loss carryforwards	$ 810,000	$ 353,000	$ 1,163,000
Property and equipment related	-	(11,000)	(11,000)
	810,000	342,000	1,152,000
Less valuation allowance	(810,000)	(342,000)	(1,152,000)
Net deferred tax assets	$ -	$ -	$ -

Summary of valuation allowance:

	2008	2007
Balance, beginning of year	$ 810,000	$ 792,000
Increase for the year	342,000	18,000
Balance, end of year	$ 1,152,000	$ 810,000

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

Net Operating Loss Carryforwards

United States Corporation Income Taxes

Year of Loss	Amount	Expiration Date
October 31, 2001	$ 178,000	October 31, 2021
October 31, 2002	549,000	October 31, 2022
October 31, 2004	29,000	October 31, 2024
October 31, 2005	587,000	October 31, 2025
October 31, 2006	-	October 31, 2026
October 31, 2007	2,000	October 31, 2027
October 31, 2008	967,000	October 31,2028
	$ 2,312,000

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

4.

INCOME TAXES (CONTINUED)

Canadian Income Taxes (In Canadian Dollars)

Year of Loss	Amount	Expiration Date
October 31, 2001	$ 30,000	October 31, 2008
October 31, 2002	260,000	October 31, 2009
October 31, 2003	165,000	October 31, 2010
October 31, 2004	236,000	October 31, 2011
October 31, 2005	286,000	October 31, 2012
October 31, 2006	40,000	October 31, 2013
October 31, 2007	21,000	October 31, 2014
October 31, 2008	-	October 31, 2015
	$ 1,038,000

5.

COMMITMENTS AND CONTINGENCIES

Lease

The Company had a signed lease extension which expires on November 30, 2008, and will not be renewed subsequent to that date.  Future minimum lease payments excluding taxes and expenses are as follows:

October 31, 2009	$ 2,809

Rent expense including rental costs and taxes was $32,520 and $28,057 for the years ended October 31, 2008 and 2007, respectively.

6.

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

There was no option activity for the year ended October 31, 2007.

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

7.

STOCK SPLIT

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

8.

COMMON STOCK

During the year ended October 31, 2008, the Company had the following transactions in relation to shares of common stock:

3,000,000 shares of common stock were issued to three officers and board members of the company as compensation, with an aggregate value of $450,000.

During the year ended October 31, 2007, the Company had the following transactions in relation to shares of common stock:

25,000 free trading shares were sold by a current shareholder to the Company’s President, Hal Schultz.

There were no stock transactions during the year ended October 31, 2007.

9.

PREFERRED STOCK

On May 27, 2004, the Board of Directors authorized creation of 5,000,000 Preferred “A” stock with a par value of $0.001 per share and 5,000,000 Preferred “B” stock with a par value of $0.001 per share.

Preferred “A” stock carries the following preferences:

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

9.

PREFERRED STOCK (CONTINUED)

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

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

9.

PREFERRED STOCK (CONTINUED)

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

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

9.

PREFERRED STOCK (CONTINUED)

During the year ended October 31, 2008, the Company had the following transactions in relation to shares of Preferred “A” stock:

The Company issued 600 shares of Preferred “A” stock, with an aggregate value of $9,000 to employees of the Company.

During the year ended October 31, 2007 no Preferred “A” stock was issued.

There was no issuance of Preferred “B” stock during the years ended October 31, 2008 and 2007.

10.

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

At any given time, the Company is involved with various types of litigation which arise in the normal course of conducting business.  Although there is a possibility that the Company may be held liable or receive damages, an estimated range of potential loss or damages to be received cannot be determined at this time but it is not believed to have a material impact on the financial condition of the Company.

11.

DISCONTINUED OPERATIONS

On October 31, 2008, the Company decided to cease all operations for Interglobe, Ltd.  As a result, the results of operations are included in discontinued operations in the Company’s consolidated statements of operations.  In addition, there are no longer any assets or liabilities for Interglobe, Ltd. as of October 31, 2008.

The following Interglobe, Ltd. Amounts have been segregated from continuing operations and reported as discontinued operations:

	2008	2007
Revenues	$ 6,164	$ 28,182
Costs and expenses	80,459	(45,949)
Net (loss) from discontinued operations before income taxes	(74,295)	(17,767)
Income taxes	-	-
Net (loss) from discontinued operations	$ (74,295)	$ (17,767)

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

12.

SUBSEQUENT EVENT

On November 5, 2008, the Company announced that it had successfully completed the sale of the ATM assets of its wholly owned subsidiary, Security Bancorp, Inc.  The terms of the agreement will result in a total cash payment of $1.2 million Canadian dollars, subject to standard industry terms of operations performance and a pre-negotiated holdback equal to 10% of the purchase price.  Upon expiration of the performance term, the holdback funds will be released to the Company.

The purchase price is allocated as follows:

ATM contracts	$ 1,112,551
SBI-owned ATM's on location	53,449
ATM's in house inventory	15,000
ATM parts inventory	15,000
Furniture and office equipment	4,000
$ 1,200,000