Form 10-K/A
period 2008-10-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2009-02-02
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-K/A

(Amendment No. 1)

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

 ☐Yes    ☑ No

As of January 30, 2009, there were 3,144,324 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer.  As of January 30, 2009, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board, was approximately $43,297.

Documents Incorporated by Reference:   None.

Transitional Small Business Disclosure Format:       ☐Yes    ☑ No

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (Amendment No. 1) for the fiscal year ended October 31, 2008 to include modification to footnotes numbered 4 and 12 to our financial statements which more accurately state the value of Deferred Tax Components and to more precisely state the value received by the company when converted from Canadian dollars to US dollars.

Other than as described above the Form is identical in all respects with the earlier filed Form 10-K.

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

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MoneyFlow had 3,144,324 shares of common stock outstanding as of January 30, 2009.

Number of Shareholders

The number of beneficial shareholders of record of the Common Stock of the Company as of the close of business on January 30, 2009 was approximately 61.

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

There were 3,144,324 common shares outstanding as of January 30, 2009.  The following tabulates holdings of shares of MoneyFlow by each person who, subject to the above, as of January 30, 2009, holds of record or is known by Management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Vault individually and as a group.

SHARE OWNERSHIP AS OF JANUARY 30, 2009
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

Date:  January 30, 2009

By:  _/s/ Harold F. Schultz________________________

Harold F. Schultz

Chairman of the Board, President, Chief Financial

Officer and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Harold F. Schultz Harold F. Schultz	Chairman of the Board, President, Chief Financial Officer and Chief Executive Officer	January 30, 2009
/s/ Darwyn Ross Darwyn Ross	Director	January 30, 2009

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

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

4.

INCOME TAXES (CONTINUED)

Current	2008	2007
United States of America	$ -	$ -
Canadian	-	-
Deferred
United States of America	-	-
Canadian	-	-
Total provision (benefit)	$ -	$ -

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at October 31, 2008:

	US Companies in US Dollars	Canadian Companies In US Dollars	Total In US Dollars
Net operating loss carryforwards	$ 809,000	$ 765,000	$ 1,574,000
Property and equipment related	-	(12,000)	(12,000)
	809,000	753,000	1,562,000
Less valuation allowance	(809,000)	(753,000)	(1,562,000)
Net deferred tax assets	$ -	$ -	$ -

Summary of valuation allowance:

	2008	2007
Balance, beginning of year	$ 810,000	$ 792,000
Increase for the year	752,000	18,000
Balance, end of year	$ 1,562,000	$ 810,000

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

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

4.

INCOME TAXES (CONTINUED)

Year of Loss	Amount in Canadian Dollars	Amount in US Dollars	Expiration Date
October 31, 2002	$ 260,000	$ 215,000	October 31, 2009
October 31, 2003	165,000	136,000	October 31, 2010
October 31, 2004	236,000	195,000	October 31, 2011
October 31, 2005	218,000	169,000	October 31, 2012
October 31, 2006	40,000	33,000	October 31, 2013
October 31, 2007	21,000	17,000	October 31, 2014
October 31, 2008	-		October 31, 2015
Net deferred tax assets	$ 940,000	$ 765,000

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

VAULT AMERICA, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS

MONEYFLOW SYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

12.

SUBSEQUENT EVENT

On November 5, 2008, the Company announced that it had successfully completed the sale of the ATM assets of its wholly owned subsidiary, Security Bancorp, Inc. The terms of the agreement will result in a total cash payment of $1.2 million Canadian dollars, with a value in U.S. Dollars of $992,474 at October 31, 2008, subject to standard industry terms of operations performance and a pre-negotiated holdback equal to 10% of the purchase price. Upon expiration of the performance term, the holdback funds will be released to the Company.

The purchase price is allocated as follows:

ATM contracts	$ 1,112,551
SBI-owned ATM's on location	53,449
ATM's in house inventory	15,000
ATM parts inventory	15,000
Furniture and office equipment	4,000
$ 1,200,000