Form 10-Q
period 2009-01-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2009-03-17
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-Q

__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

 ☑Yes    ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.             ☐Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 16, 2009, there were 1,144,324 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer.

VAULT AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

JANUARY 31, 2009 AND OCTOBER 31, 2008

	(Unaudited) January 31, 2009	October 31, 2008
ASSETS CURRENT ASSETS
Cash and cash equivalents	$ 867,440	$ 81,254
Accounts receivable, net of allowance for doubtful accounts of $4,453 and $5,377	661	2,075
G.S.T and P.S.T. receivable	849	-
Inventories	-	98,135
Rent security deposit	-	2,588
Prepaid expenses and other current assets	748	2,621
TOTAL CURRENT ASSETS	869,698	186,673

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $24,756 and $80,997	2,210	14,280
TOTAL ASSETS	$ 871,908	$ 200,953

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

JANUARY 31, 2009 AND OCTOBER 31, 2008

	(Unaudited) January 31, 2009	October 31, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 9,723	$ 28,201
G.S.T. and P.S.T. payable	-	112

TOTAL CURRENT LIABILITIES	9,723	28,313

STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share; Authorized, 70,000 shares; Issued and outstanding, 790 shares at January 31, 2009 and October 31, 2008	10	10
Preferred “B” stock, par value $.001 per share; Authorized, 1,000 shares; Issued and outstanding, 1,000 shares at January 31, 2009 and October 31, 2008	1	1
Common stock, par value $.001 per share; Authorized, 50,000,000 shares; Issued and outstanding, 3,144,324 shares at January 31, 2009 and October 31, 2008	10,276	10,276
Paid in capital in excess of par value of stock	3,530,489	3,530,489
Accumulated deficit	(2,714,376)	(3,410,425)
Accumulated other comprehensive income (primarily cumulative translation adjustment)	44,785	51,289
	871,185	181,640
Less cost of common stock in treasury, 12,000 shares	(9,000)	(9,000)

TOTAL STOCKHOLDERS’ EQUITY	862,185	172,640
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 871,908	$ 200,953

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

(UNAUDITED)

	2009	2008

TOTAL REVENUES	$ -	$ -
COST AND EXPENSES
Selling, general and administrative expenses	5,836	1,022
TOTAL COST AND EXPENSES	5,836	1,022
(LOSS) FROM CONTINUING OPERATIONS	(5,836)	(1,022)
OTHER INCOME:
Recovery of expenses	-	6,000
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CORPORATION INCOME TAXES	(5,836)	4,978
CORPORATION INCOME TAXES	-	-
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(5,836)	4,978

NET INCOME FROM DISCONTINUED OPERATIONS	701,840	8,972

NET INCOME	$ 696,004	$ 13,950

NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE- BASIC	$ 0.00	$ 0.03
DILUTED	$ 0.00	$ 0.02

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER COMMON SHARE – BASIC	$ 0.22	$ 0.06
DILUTED	$ 0.22	$ 0.04

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	3,144,324	144,324
DILUTED	3,223,324	223,324

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

(UNAUDITED)

	2009	2008
NET INCOME (LOSS)	$ 696,049	$ 13,950
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(6,459)	(13,739)
NET COMPREHENSIVE INCOME (LOSS)	$ 689,590	$ 211

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$ (5,836)	$ 4,978
Net income from discontinued operations	701,840	8,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,630	4,053
Inventory impairment	-	580
Provision for doubtful accounts	-	315
Gain on sale of assets included in discontinued operations	(756,547)	-
Changes in operating assets and liabilities:
Accounts receivable	1,414	600
Inventories	2,175	15,142
G.S.T. and P.S.T. receivable	(849)	-
Prepaid expenses and deposits	4,461	(809)
Accounts payable and accrued expenses	(18,478)	(21,266)
G.S.T and P.S.T. payable	(112)	(492)
Net cash provided (used) by operating activities	(69,302)	12,073
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of subsidiary	861,947	-
Net cash provided by investing activities	861,947	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	-	(1,169)
Net cash (used) by financing activities	-	(1,169)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6,459)	(13,739)

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

(UNAUDITED)

	2009	2008
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ 786,186	$ (2,835)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	81,254	91,657
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 867,440	$ 88,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest	$ -	$ 18

Taxes	$ -	$ -

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented.  Operating results for the three months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ended October 31, 2009.  Accordingly, your attention is directed to the footnote disclosures found in the October 31, 2008 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

Nature of Business and History of Company – Vault America, Inc. (hereinafter referred to as the Company) was organized on April 25, 2001, under the laws of the State of Nevada.  The Company operates as a holding company for future acquisitions of subsidiaries.  On March 10, 2008, the Company changed its name from Moneyflow Systems International, Inc.

For the three months ended January 31, 2008, the Company was consolidated with the two subsidiaries it owned during that period, Security Bancorp Inc. (“SBI”) and Interglobe Ltd (“ITL”), which were both incorporated in Alberta, Canada.

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

Principles of Consolidation – SBI and ITL were measured using the Canadian dollar as the functional currency.  Assets, liabilities and equity accounts of SBI and ITL were translated at exchange rates as of the balance sheet date.  Revenues and expenses were translated at average rates of exchange in effect during the year.  The resulting cumulative translation adjustments were recorded as a separate component of stockholders' equity.  The financial statements are presented in United States of America dollars.  ITL ceased operations on December 31, 2008, and SBI ceased operations on November 5, 2008.

Revenue Recognition Policy – During prior periods, the Company recognized revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable.  Sales were recorded net of sales discounts.  The Company recognized revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements."  Revenues are recorded as follows:

Revenue from transaction and service fees were earned daily and are electronically transferred to SBI from the processors.

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

VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts - The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for doubtful accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired (bankruptcy, lack of contact, age of account balance, etc.).

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

VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Foreign Currency Translation - The financial statements of SBI are measured using the Canadian dollar as the functional currency.  Assets, liabilities and equity accounts of SBI are translated at exchange rates as of the balance sheet date.  Revenues and expenses are translated at average rates of exchange in effect during the year.  The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity.  The financial statements are presented in United States of America dollars.  ITL’s financial statements were recorded in the same manner as SBI, when ITL was still in operation during prior periods.

Reclassifications – Certain 2008 amounts have been reclassified to conform to 2009 presentations.

2.

PREFERRED “A” STOCK

On March 7, 2008 and March 8, 2008, the Company issued 30,000 shares of Preferred A Stock to the employees and directors of the Company.  The Company then approved a 50 to 1 reverse split for the Preferred A Stock.  A summary of the Preferred A Stock is as follows:

VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009

(UNAUDITED)

2.

PREFERRED “A” STOCK (CONTINUED)

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

3.

STOCK OPTIONS

On March 31, 2008, the Company issued 3,000,000 options to the employees and directors of the Company.  The expense associated with these options was $410,100.

4.

DISCONTINUED OPERATIONS

Interglobe, Ltd.

On October 31, 2008, the Company ceased all operations for Interglobe, Ltd.  As a result, the results of operations are included in discontinued operations in the Company’s consolidated statements of operations.  In addition, there were no longer any assets or liabilities for Interglobe, Ltd. as of October 31, 2008.

The following Interglobe, Ltd. amounts have been segregated from continuing operations and reported as discontinued operations as of January 31, 2009 and 2008:

	2009	2008
Revenues	$ -	$ 1,990
Costs and expenses	-	(5,995)
Net (loss) from discontinued operations before income taxes	-	(4,005)
Income taxes	-	-
Net (loss) from discontinued operations	$ -	$ (4,005)

 VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009

(UNAUDITED)

4.

DISCONTINUED OPERATIONS (CONTINUED)

Security Bancorp, Inc.

On November 5, 2008, the Company announced that it had successfully completed the sale of the ATM assets of its wholly owned subsidiary, Security Bancorp, Inc.  The terms of the agreement will result in a total cash payment of $1.2 million Canadian dollars, with a value in U.S. Dollars of $1,021,016 at the date of the sale, subject to standard industry terms of operations performance and a pre-negotiated holdback equal to 10% of the purchase price.  All or a portion of the holdback may no be collected based on various performance options agreed to.

The purchase price in Canadian dollars is allocated as follows:

ATM contracts	$ 1,112,551
SBI-owned ATM's on location	53,449
ATM's in house inventory	15,000
ATM parts inventory	15,000
Furniture and office equipment	4,000
$ 1,200,000

The following Security Bancorp, Inc. amounts have been segregated from continuing operations and reported as discontinued operations as of January 31, 2009 and 2008:

	2009	2008
Revenues	$ 8,760	$ 136,086
Costs and expenses	(63,467)	(123,109)
Net (loss) from discontinued operations before gain on sale of assets and income taxes	(54,707)	12,977
Gain on sale of assets	756,547
Income taxes	-	-
Net income from discontinued operations	$ 701,840	$ 12,977

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Vault America, Inc. (hereinafter referred to as the Company) was organized on April 25, 2001, under the laws of the State of Nevada.  The Company operates as a holding company for future acquisitions of subsidiaries.  On March 10, 2008, the Company changed its name from Moneyflow Systems International, Inc.

For the three months ended January 31, 2008, the Company was consolidated with the two subsidiaries it owned during that period, Security Bancorp Inc. (“SBI”) and Interglobe Ltd (“ITL”), which were both incorporated in Alberta, Canada.

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

Principles of Consolidation

For the three months ended January 31, 2009, the consolidated financial statements include the accounts of Vault America, Inc. and its wholly-owned subsidiary Security Bancorp.

For the three months ended January 31, 2008, the consolidated financial statements include the accounts of Vault America, Inc. and its wholly-owned subsidiaries, Security Bancorp, Inc., and Interglobe, Ltd.

All material inter-company accounts and transactions have been eliminated.

Revenue Recognition Policy

For the three months ended January 31, 2008, the Company recognized revenue when persuasive evidence of an arrangement existed, title transfer occurred, the price was fixed or readily determinable, and collectibility was probable. Sales are recorded net of sales discounts.  The Company recognized revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101).  Our revenues were recorded under the following categories:

Revenue from transaction and service fees were earned daily and are electronically transferred to the Company from the processors.

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

SELECTED FINANCIAL INFORMATION

Three Months Ended
	1/31/2009	1/31/2008
Statement of Operations Data:
Total revenue	$ -	$ -
Income (Loss) from continuing operations	(5,836)	4,978
Income from discontinued operations	701,840	8,972
Net income	$ 696,004	$ 13,950
Net income (loss) per share from continuing operations – Basic	$ 0.00	$ 0.03
Diluted	$ 0.00	$ 0.02
Net income per share from discontinued operations – Basic	$ 0.22	$ 0.06
Diluted	$ 0.22	$ 0.04
Balance Sheet Data:
Total assets	$ 871,908	$ 289,815
Total liabilities	9,723	39,665
Stockholders' equity	$ 862,185	$ 250,150

Revenues.  There were no revenues from continuing operations for the three months ended January 31, 2009 or 2008.

Cost of Sales and Gross Profit.  There were no costs of sales for the three months ended January 31, 2009 or 2008.

Selling, General and Administration Expenses.  We had $5,836 of selling, general and administrative expenses for the three months ended January 31, 2009, which were mainly accounting fees.  We had $1,022 of selling, general and administrative expenses for the three months ended January 31, 2008, which were mainly office expenses.

Income (Loss) from Continuing Operations.  We had a net loss from continuing operations of $5,836 for the three months ended January 31, 2009 compared to net income from continuing operations of $4,978 for the three months ended January 31, 2008.  This change was basically due to a recovery of operating expenses during the three months ended January 31, 2008.

Income from Discontinued Operations.  We had net income from discontinued operations of $701,840 for the three months ended January 31, 2009, compared to $8,972 for the three months ended January 31, 2008.  This increase is primarily due to the sale of most of the assets of Security Bancorp, Inc. on November 5, 2008.

Corporation Income Taxes. Corporation income tax for the three months ended January 31, 2009 and 2008 was $-0-.  No income tax expense was due for the three months ended January 31, 2009 and 2008 due to available net operating loss carryforwards.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the three months ended January 31, 2009, the average exchange rate was 1.22699 United States dollars to Canadian dollars.  This is a 24% increase from the three months ended January 31, 2008 in which the average exchange rate was 0.99198 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have no material fixed expenses per year.

Working capital is summarized and compared as follows:

	January 31,
	2009	2008

Current assets	$ 869,698	$ 264,822
Current liabilities	9,723	39,665
Working capital	$ 859,975	$ 225,157

On November 5, 2008, the Company completed the sale of the ATM assets of its wholly owned subsidiary, Security Bancorp, Inc. for a total purchase price of $1,200,000 Canadian dollars.  To date, the Company received approximately $1,050,000 Canadian dollars of that amount, which represents the purchase price less an industry-standard hold-back amount.  The Company is in the process of researching and identifying new internal business prospects, as well as potential external business opportunities designed to grow the Company and add Shareholder value.

Our net cash used by operations was $69,302 for the three months ended January 31, 2009.  For the three months ended January 31, 2009, we had a net loss from continuing operations of $5,836 and net income from discontinued operations of $701,840.  These included non-cash items such as depreciation in the amount of $2,630, and a gain on the sale of SBI of $756,547.  We had cash provide due to a decrease in accounts receivable of $1,414, a decrease in inventories of $2,175, and a decrease in prepaid expenses and deposits of $4,461.  These were offset by an increase in G.S.T. and P.S.T. receivable of $849, a decrease in accounts payable and accrued expenses of $18,478, and a decrease in G.S.T. and P.S.T. payable of $112.

Our net cash provided by operations was $12,073 for the three months ended January 31, 2008.  For the three months ended January 31, 2008, we had net income from continuing operations of $4,978 and net income from discontinued operations of $8,972.  These included non-cash items such as depreciation in the amount of $4,053, inventory impairment in the amount of $580, and a provision for doubtful accounts of $315.  Net cash was provided as a result of the decrease in accounts and other receivables of $600 and the decrease of inventories of $15,142.  These were offset by an increase in prepaid expenses and deposits of $809, a decrease in accounts payable and accrued expenses of $21,266, and a decrease in G.S.T. and P.S.T. payable of $492.

During the three months ended January 31, 2009, we had net cash from investing activities of $861,947, which consists of cash received for the sale of SBI.  We had no cash flows from investing activities for the three months ended January 31, 2008.

We had no cash flows from financing activities for the three months ended January 31, 2009.  Our net cash used by financing activities was $1,169 for the three months ended January 31, 2008, due to the repayment of a note payable of $1,169.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and this Item is not applicable to the Company or we are not required to provide the information required under this item.

Item 4.

Controls and Procedures.

Evaluation of disclosure controls and procedures.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There were no changes in internal control over our financial reporting that occurred during the three-month period ending January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended January 31, 2009.

Item 5.

Other Information

Vault previously reported on its Form 8-K filed on February 24, 2009, that the Company repurchased 2,000,000 of its common shares previously issued to officers and directors of the Company.

Item 6.

Exhibits.

(A) Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 16, 2009

VAULT AMERICA, INC., a Nevada corporation

By:  _/s/ Harold F. Schultz________________________

Harold F. Schultz

Chairman of the Board, President, Chief Financial

Officer and Chief Executive Officer