Form 10-Q
period 2009-04-30
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2009-06-15
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-Q

__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

As of June 12, 2009, there were 1,144,324 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer.

VAULT AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

APRIL 30, 2009 AND OCTOBER 31, 2008

	(Unaudited) April 30, 2009	October 31, 2008
ASSETS CURRENT ASSETS
Cash and cash equivalents	$ 813,613	$ 81,254
Accounts receivable, net of allowance for doubtful accounts of $4,666 and $5,377	-	2,075
Inventories	-	98,135
Rent security deposit	-	2,588
G.S.T. and P.S.T. receivable	1,901	-
Prepaid expenses and other current assets	396	2,621
TOTAL CURRENT ASSETS	815,910	186,673

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $7,314 and $68,620	2,070	14,280
TOTAL ASSETS	$ 817,980	$ 200,953

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

APRIL 30, 2009 AND OCTOBER 31, 2008

	(Unaudited) April 30, 2009	October 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 21,711	$ 28,201
G.S.T. and P.S.T. payable	-	112

TOTAL CURRENT LIABILITIES	21,711	28,313

STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share; Authorized, 70,000 shares; Issued and outstanding, 790 shares	10	10
Preferred “B” stock, par value $.001 per share; Authorized, 1,000 shares; Issued and outstanding, 1,000 shares	1	1
Common stock, par value $.001 per share; Authorized, 50,000,000 shares; Issued and outstanding, 1,144,324 shares at April 30, 2009 and 3,144,324 shares at October 31, 2008	10,276	10,276
Paid in capital in excess of par value of stock	3,530,489	3,530,489
Accumulated deficit	(2,758,588)	(3,410,425)
Accumulated other comprehensive income (primarily cumulative translation adjustment)	63,081	51,289
	845,269	181,640
Less treasury stock of 2,012,000 shares at April 30, 2009 and 12,000 shares at October 31, 2008, at cost	(49,000)	(9,000)

TOTAL STOCKHOLDERS’ EQUITY	796,269	172,640
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 817,980	$ 200,953

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

(UNAUDITED)

	Three Months Ended April 30		Six Months Ended April 30
	2009	2008	2009	2008
TOTAL REVENUES	$ -	$ -	$ -	$ -
COST AND EXPENSES
Compensation paid with common stock, preferred stock and stock options	-	869,100	-	869,100
Selling, general and administrative expenses	5,516	11,836	11,352	6,858
TOTAL COST AND EXPENSES	5,516	880,936	11,352	875,958
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CORPORATION INCOME TAXES	(5,516)	(880,936)	(11,352)	(875,958)
CORPORATION INCOME TAXES	-	-	-	-
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(5,516)	(880,936)	(11,352)	(875,958)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(38,651)	(50,166)	663,189	(41,194)

NET INCOME (LOSS)	$ (44,167)	$ (931,102)	$ 651,837	$ (917,152)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE
BASIC	$ 0.00	$ (6.10)	$ 0.00	$ (6.07)
DILUTED	$ 0.00	$ N/A	$ N/A	$ N/A

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER COMMON SHARE
BASIC	$ (0.03)	$ (0.35)	$ 0.28	$ (0.29)
DILUTED	$ N/A	$ N/A	$ 0.27	$ N/A

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	1,503,875	144,324	2,337,694	144,324
DILUTED	1,582,875	223,324	2,416,694	223,324

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

(UNAUDITED)

	Three Months Ended April 30		Six Months Ended April 30
	2009	2008	2009	2008
NET INCOME (LOSS)	$ (44,212)	$ (931,102)	$ 651,792	$ (917,152)
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	5,333	(1,859)	11,792	(15,598)
NET COMPREHENSIVE INCOME (LOSS)	$ (38,879)	$ (932,961)	$ 663,584	$ (932,750)

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2009 AND 2008

(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$ (11,352)	$ (875,958)
Net income (loss) from discontinued operations	663,189	(41,194)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	2,369	9,296
Inventory impairment	-	61,417
Provision for doubtful accounts	-	2,155
Compensation paid with common stock, preferred stock, and stock options	-	869,100
Gain on sale of assets included in discontinued operations	(756,972)	-
Changes in operating assets and liabilities:
Accounts and other receivables	2,075	1,018
Inventories	-	3,722
G.S.T and P.S.T. receivable	(1,901)	-
Prepaid expenses and deposits	4,813	634
Accounts payable and accrued expenses	(6,490)	(13,382)
G.S.T and P.S.T. payable	(112)	(537)
Net cash provided (used) by operating activities	(104,381)	16,271
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	864,948	-
Purchases of property and equipment	-	(5,306)
Net cash provided (used) by investing activities	864,948	(5,306)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(40,000)	-
Repayment on capital lease	-	(1,169)
Net cash (used) by financing activities	(40,000)	(1,169)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	11,792	(15,598)

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED APRIL 30, 2009 AND 2008

(UNAUDITED)

	2009	2008
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ 732,359	$ (5,802)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	81,254	91,657
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 813,613	$ 85,855

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest	$ -	$ 18

Taxes	$ -	$ -

NON-CASH INVESTING ACTIVITIES

Issuance of common stock, preferred stock and stock options for director and officer compensation	$ -	$ 869,100

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2009

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented.  Operating results for the six months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ended October 31, 2009.  Accordingly, your attention is directed to the footnote disclosures found in the October 31, 2008 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

Nature of Business and History of Company – Vault America, Inc. (hereinafter referred to as the Company) was organized on April 25, 2001, under the laws of the State of Nevada.  The Company operates as a holding company for acquisitions of subsidiaries.  On March 10, 2008, the Company changed its name to Vault America, Inc.

Foreign Currency Translation - The financial statements of the subsidiaries are measured using the Canadian dollar as the functional currency.  Assets, liabilities and equity accounts of the subsidiaries are translated at exchange rates as of the balance sheet date.  Revenues and expenses are translated at average rates of exchange in effect during the year.  The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity.  The financial statements are presented in United States of America dollars.

Principles of Consolidation – For the six months ended April 30, 2009, the Company was consolidated with its wholly-owned subsidiary, Security Bancorp Inc. (“SBI”).

For the six months ended April 30, 2008, the consolidated financial statements include the Company’s wholly-owned subsidiaries SBI and Interglobe Ltd. (“ITL”), which were both incorporated in Alberta, Canada.  Assets, liabilities and equity accounts of SBI and ITL were translated at exchange rates as of the balance sheet date.  Revenues and expenses were translated at average rates of exchange in effect during the year.  The resulting cumulative translation adjustments were recorded as a separate component of stockholders' equity.  The financial statements are presented in United States of America dollars.  ITL ceased operations on December 31, 2008, and SBI ceased operations on November 5, 2008.

Revenue Recognition Policy – During prior periods, the Company recognized revenue when persuasive evidence of an arrangement existed, title transfer had occurred, the price was fixed or readily determinable, and collectability was probable.  Sales were recorded net of sales discounts.  The Company recognized revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements."  Revenue from transaction and service fees were earned daily and were electronically transferred to SBI from the processors.

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

APRIL 30, 2009

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

APRIL 30, 2009

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

2.

COMMON STOCK

On February 18, 2009, the Company acquired 2,000,000 shares of its common shares from two of the Company’s officers and directors, for an aggregated consideration of $40,000.  The shares have been returned to treasury and will be available for issuance at a later date.

3.

PREFERRED “A” STOCK

On March 7, 2008 and March 8, 2008, the Company issued 30,000 shares of Preferred A Stock to the employees and directors of the Company.  The Company then approved a 50 to 1 reverse split for the Preferred A Stock.  A summary of the Preferred A Stock is as follows:

VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2009

(UNAUDITED)

3.

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

The following Interglobe, Ltd. amounts have been segregated from continuing operations and reported as discontinued operations as of April 30, 2009 and 2008:

	2009	2008

Revenues	$ -	$ 1,977
Costs and expenses	-	(74,097)
Net (loss) from discontinued operations before income taxes	-	(72,120)
Income taxes	-	-
Net (loss) from discontinued operations	$ -	$ (72,120)

 VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2009

(UNAUDITED)

5.

DISCONTINUED OPERATIONS (CONTINUED)

Security Bancorp, Inc.

On November 5, 2008, the Company announced that it had successfully completed the sale of the ATM assets of its wholly owned subsidiary, Security Bancorp, Inc.  The terms of the agreement will result in a total cash payment of $1,080,000 Canadian dollars, with a value in U.S. Dollars of $864,948 at the date of the sale.

The purchase price in Canadian dollars is allocated as follows:

ATM contracts	$ 992.551
SBI-owned ATM's on location	53,449
ATM's in house inventory	15,000
ATM parts inventory	15,000
Furniture and office equipment	4,000
$ 1,080,000

The following Security Bancorp, Inc. amounts have been segregated from continuing operations and reported as discontinued operations as of April 30, 2009 and 2008:

	2009	2008

Revenues	$ 9,530	$ 280,605
Costs and expenses	(103,313)	(249,679)
Net (loss) from discontinued operations before gain on sale of assets and income taxes	(93,783)	30,926
Gain on sale of assets	756,972	-
Income taxes	-	-
Net income from discontinued operations	$ 663,189	$ 30,926

Summary

The following is a summary of the amounts segregated from continuing operations and reported as discontinued operations as of April 30, 2009 and 2008:

	2009	2008

Revenues	$ 9,530	$ 282,582
Costs and expenses	(103,313)	(323,776)
Net (loss) from discontinued operations before gain on sale of assets and income taxes	(93,783)	(41,194)
Gain on sale of assets	756,972	-
Income taxes	-	-
Net income from discontinued operations	$ 663,189	$ (41,194)

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Vault America, Inc. (herein referred to as the Company) was organized on April 25, 2001, under the laws of the State of Nevada.  The Company operates as a holding company for future acquisitions of subsidiaries.  On March 10, 2008, the Company changed its name from Moneyflow Systems International, Inc.

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

Principles of Consolidation

For the six months ended April 30, 2009, the consolidated financial statements include the accounts of Vault America, Inc. and its wholly-owned subsidiary, Security Bancorp, Inc.

For the six months ended April 30, 2008, the consolidated financial statements include the accounts of Vault America, Inc. and its wholly-owned subsidiaries, Security Bancorp, Inc., and Interglobe, Ltd.

All material inter-company accounts and transactions have been eliminated.

Revenue Recognition Policy

For the six months ended April 30, 2008, the Company recognized revenue when persuasive evidence of an arrangement existed, title transfer occurred, the price was fixed or readily determinable, and collectability was probable. Sales were recorded net of sales discounts.  The Company recognized revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101).  Revenue from transaction and service fees were earned daily and were electronically transferred to the Company from the processors.

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

SELECTED FINANCIAL INFORMATION

	Three Months Ended		Six Months Ended
	4/30/2009	4/30/2008	4/30/2009	4/30/2008
Statement of Operations Data:
Total revenue	$ -	$ -	$ -	$ -
Income (Loss) from continuing operations	(5,516)	(880,936)	(11,352)	(875,958)
Income (Loss) from discontinued operations	(38,651)	(50,166)	663,189	(41,194)
Net (loss)	(44,167)	$ (931,102)	$ 651,837	$ (917,152)
Net income (loss) per share – continuing operations - Basic	$ 0.00	$ (6.10)	$ 0.00	$ (6.07)
Diluted	$ 0.00	$ N/A	$ N/A	$ N/A

	Three Months Ended		Six Months Ended
	4/30/2009	4/30/2008	4/30/2009	4/30/2008
Net income (loss) per share – discontinued operations - Basic	$ (0.03)	$ (0.35)	$ 0.28	$ (0.29)
Diluted	$ N/A	$ N/A	$ 0.27	$ N/A
Balance Sheet Data:
Total assets			$ 817,980	$ 231,908
Total liabilities			$ 21,711	$ 47,504
Stockholders' equity			$ 796,269	$ 184,404

Comparison of six month periods

Revenues.  There were no revenues from continuing operations for the six months ended April 30, 2009 or 2008.

Cost of Sales and Gross Profit.  There were no costs of sales for the six months ended April 30, 2009 or 2008.

Selling, General and Administration Expenses.  We had $11,352 of selling, general and administrative expenses for the six months ended April 30, 2009, which were mainly professional fees.  We had selling, general and administrative expenses of $6,858 for the six months ended April 30, 2008, which were mainly marketing and office expenses.

(Loss) From Continuing Operations.  We had a net loss from continuing operations of $11,352 for the six months ended April 30, 2009, compared to a net loss from continuing operations of $875,958 for the six months ended April 30, 2008.  This change is primarily due to $869,100 of compensation paid with common stock, preferred stock and stock options during the six months ended April 30, 2008.

Income (Loss) From Discontinued Operations.  We had net income from discontinued operations of $663,189 for the six months ended April 30, 2009 compared to a net loss from discontinued operations of $41,194 for the six months ended April 30, 2008.  This is primarily due to the sale of most of the assets of SBI during the three months ended April 30, 2009.

Comparison of six month periods

Revenues.  There were no revenues from continuing operations for the three months ended April 30, 2009 or 2008.

Cost of Sales and Gross Profit.  There were no costs of sales for the three months ended April 30, 2009 or 2008.

Selling, General and Administration Expenses.  We had $5,516 of selling, general and administrative expenses for the three months ended April 30, 2009, which were mainly professional fees.  We had selling, general and administrative expenses of $11,836 for the three months ended April 30, 2008, which were mainly marketing and office expenses.

(Loss) From Continuing Operations.  We had a net loss from continuing operations of $5,516 for the three months ended April 30, 2009, compared to a net loss from continuing operations of $880,936 for the three months ended April 30, 2008.  This change is primarily due to $869,100 of compensation paid with common stock, preferred stock and stock options during the three months ended April 30, 2008.

Income (Loss) From Discontinued Operations.  We had net a net loss from discontinued operations of $38,651 for the three months ended April 30, 2009 compared to a net loss from discontinued operations of $50,166 for the six months ended April 30, 2008.  This is primarily due to various expenses still being incurred by SBI during the three months ended April 30, 2009, and all expenses associated with the discontinued companies during the three months ended April 30, 2008, which occurred before the sale.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the six months ended April 30, 2009, the average exchange rate was 1.23572 United States dollars to Canadian dollars.  This is a 24% increase from the six months ended April 30, 2008 in which the average exchange rate was 0.99875 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures or fixed expenses.

Working capital is summarized and compared as follows:

	Arpil 30,
	2009	2008

Current assets	$ 815,910	$ 208,788
Current liabilities	21,711	47,504
Working capital	$ 794,199	$ 161,284

We expect that available cash and the cash flow from future operations will be sufficient to allow us to meet our current obligations.

Our net cash used by operations was $104,426 for the six months ended April 30, 2009.  This included a net loss form continuing operations of $11,352, and net income from discontinued operations of $663,189, which were offset by non-cash items such as depreciation of $2,369 and a gain on sale of assets included in discontinued operations of $756,972.  We had cash provided by a decrease in accounts and other receivables of $2,075 and a decrease in prepaid expenses and deposits of $4,813.  These were offset by an increase in G.S.T. and P.S.T. receivable of $1,901, a decrease in accounts payable and accrued expenses of $6,490, and a decrease in G.S.T and P.S.T. payable of $112.

Our net cash provided by operations was $16,271 for the six months ended April 30, 2008.  This included a net loss from continuing operations of $875,958, and a net loss from discontinued operations of $41,194, which are offset by non-cash items such as depreciation of $9,296, an impairment of inventory of $61,417, a provision for doubtful accounts of $2,155, and compensation paid with common stock, preferred stock, and stock options of $869,100.  We had cash provided from operations due to a decrease in accounts and other receivables of $1,018, inventories of $3,722 and prepaid expenses and deposits of $634.  Cash provided from operations was used to fund a decrease in accounts payable and accrued expenses of $13,382, and a decrease in G.S.T. and P.S.T. payable of $537.

We had net cash provided by financing activities in the amount of $864,948 for the six months ended April 30, 2009, which consisted of proceeds from the sale of assets.  There were investing activities of $5,306, which consist of purchases of property and equipment during the six months ended April 30, 2008.

We had net cash used from financing activities of $40,000 during the six months ended April 30, 2009.  We re-purchased 2,000,000 shares of common stock which were placed into treasury.

We had net cash used by financing activities was $1,169 during the six months ended April 30, 2008.  We used the cash to repay capital leases in the amount of $1,169.

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

There were no changes in internal control over our financial reporting that occurred during the six-month period ending April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended April 30, 2009.

Item 5.

Other Information

None.

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

Dated:  June 12, 2009

VAULT AMERICA, INC., a Nevada corporation

By:  _/s/ Harold F. Schultz________________________

Harold F. Schultz

Chairman of the Board, President, Chief Financial

Officer and Chief Executive Officer