Form 10-Q
period 2009-07-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2009-09-14
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-Q

__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

As of September 11, 2009, there were 1,144,324 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer.

VAULT AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

JULY 31, 2009 AND OCTOBER 31, 2008

	(Unaudited) July 31, 2009	October 31, 2008
ASSETS CURRENT ASSETS
Cash and cash equivalents	$ 857,607	$ 81,254
Accounts receivable, net of allowance for doubtful accounts of $155 and $5,377	50	2,075
Inventories	-	98,135
Rent security deposit	-	2,588
G.S.T. and P.S.T. receivable	2,794	-
Prepaid expenses and other current assets	158	2,621
TOTAL CURRENT ASSETS	860,609	186,673

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $8,346 and $68,620	2,110	14,280
TOTAL ASSETS	$ 862,719	$ 200,953

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

JULY 31, 2009 AND OCTOBER 31, 2008

	(Unaudited) July 31, 2009	October 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 12,655	$ 28,201
G.S.T. and P.S.T. payable	-	112

TOTAL CURRENT LIABILITIES	12,655	28,313

STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share; Authorized, 70,000 shares; Issued and outstanding, 790 shares	10	10
Preferred “B” stock, par value $.001 per share; Authorized, 1,000 shares; Issued and outstanding, 1,000 shares	1	1
Common stock, par value $.001 per share; Authorized, 50,000,000 shares; Issued and outstanding, 1,144,324 shares at July 31, 2009 and 3,144,324 shares at October 31, 2008	10,276	10,276
Paid in capital in excess of par value of stock	3,530,489	3,530,489
Accumulated deficit	(2,774,531)	(3,410,425)
Accumulated other comprehensive income (primarily cumulative translation adjustment)	132,819	51,289
	899,064	181,640
Less treasury stock of 2,012,000 shares at July 31, 2009 and 12,000 shares at October 31, 2008, at cost	(49,000)	(9,000)

TOTAL STOCKHOLDERS’ EQUITY	850,064	172,640
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 862,719	$ 200,953

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

(UNAUDITED)

	Three Months Ended July 31		Nine Months Ended July 31
	2009	2008	2009	2008

TOTAL REVENUES	$ -	$ -	$ -	$ -
COST AND EXPENSES
Compensation paid with common stock, preferred stock and stock options	-	-	-	869,100
Selling, general and administrative expenses	15,943	3,713	27,295	10,571
TOTAL COST AND EXPENSES	15,943	3,713	27,295	879,671
(LOSS) FROM CONTINUING OPERATIONS BEFORE CORPORATION INCOME TAXES	(15,943)	(3,713)	(27,295)	(879,671)
CORPORATION INCOME TAXES	-	-	-	-
NET (LOSS) FROM CONTINUING OPERATIONS	(15,943)	(3,713)	(27,295)	(879,671)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	38,924	663,189	(2,270)

NET INCOME (LOSS)	$ (15,943)	$ 35,211	$ 635,894	$ (881,941)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE
BASIC	$ (0.01)	$ 0.00	$ (0.01)	$ (0.59)
DILUTED	$ (0.01)	$ 0.00	$ (0.01)	$ (0.56)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER COMMON SHARE
BASIC	$ N/A	$ 0.01	$ 0.34	$ 0.00
DILUTED	$ N/A	$ N/A	$ N/A	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	1,144,324	3,144,324	1,935,533	1,484,983
DILUTED	1,223,324	3,223,324	2,014,533	1,563,983

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

(UNAUDITED)

	Three Months Ended July 31		Nine Months Ended July 31
	2009	2008	2009	2008
NET INCOME (LOSS)	$ (15,943)	$ 35,211	$ 635,894	$ (881,941)
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	69,738	(3,256)	81,530	(18,855)
NET COMPREHENSIVE INCOME (LOSS)	$ 53,795	$ 31,955	$ 717,424	$ (900,796)

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2009 AND 2008

(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$ (27,295)	$ (879,671)
Net income (loss) from discontinued operations	663,189	(2,270)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	2,613	14,377
Inventory impairment	-	62,539
Provision for doubtful accounts	-	4,121
Recovery of bad debt	(2,209)
Compensation paid with common stock, preferred stock, and stock options	-	869,100
Gain on sale of assets included in discontinued operations	(778,097)	-
Changes in operating assets and liabilities:
Accounts and other receivables	4,234	(11,988)
Inventories	-	190
G.S.T and P.S.T. receivable	(2,794)	-
Prepaid expenses and deposits	5,051	(942)
Accounts payable and accrued expenses	(15,546)	(20,958)
G.S.T and P.S.T. payable	(112)	(19)
Net cash provided (used) by operating activities	(150,966)	34,479
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	885,789	-
Purchases of property and equipment	-	(8,130)
Net cash provided (used) by investing activities	885,789	(8,130)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(40,000)	-
Repayment on capital lease	-	(1,169)
Net cash (used) by financing activities	(40,000)	(1,169)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	81,530	(18,855)

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED JULY 31, 2009 AND 2008

(UNAUDITED)

	2009	2008
NET INCREASE IN CASH AND CASH EQUIVALENTS	$ 776,353	$ 6,325
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	81,254	91,657
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 857,607	$ 97,982

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest	$ -	$ 18

Taxes	$ -	$ -

NON-CASH INVESTING ACTIVITIES

Issuance of common stock, preferred stock and stock options for director and officer compensation	$ -	$ 869,100

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2009

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented.  Operating results for the nine months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ended October 31, 2009.  Accordingly, your attention is directed to the footnote disclosures found in the October 31, 2008 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

Principles of Consolidation – For the nine months ended July 31, 2009, the Company was consolidated with its wholly-owned subsidiary, Security Bancorp Inc. (“SBI”).

For the nine months ended July 31, 2008, the consolidated financial statements include the Company’s wholly-owned subsidiaries SBI and Interglobe Ltd. (“ITL”), which were both incorporated in Alberta, Canada.  Assets, liabilities and equity accounts of SBI and ITL were translated at exchange rates as of the balance sheet date.  Revenues and expenses were translated at average rates of exchange in effect during the year.  The resulting cumulative translation adjustments were recorded as a separate component of stockholders' equity.  The financial statements are presented in United States of America dollars.  ITL ceased operations on December 31, 2008, and SBI ceased operations on November 5, 2008.

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

JULY 31, 2009

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

JULY 31, 2009

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

JULY 31, 2009

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

The following Interglobe, Ltd. amounts have been segregated from continuing operations and reported as discontinued operations as of July 31, 2009 and 2008:

	2009	2008

Revenues	$ -	$ 6,305
Costs and expenses	-	(74,659)
Net (loss) from discontinued operations before income taxes	-	(68,354)
Income taxes	-	-
Net (loss) from discontinued operations	$ -	$ (68,354)

 VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2009

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
$ 1,080,000

The following Security Bancorp, Inc. amounts have been segregated from continuing operations and reported as discontinued operations as of July 31, 2009 and 2008:

	2009	2008

Revenues	$ 1,565	$ 441,132
Costs and expenses	(116,473)	(375,048)
Net (loss) from discontinued operations before gain on sale of assets and income taxes	(114,908)	66,084
Gain on sale of assets	778,097	-
Income taxes	-	-
Net income from discontinued operations	$ 663,189	$ 66,084

Summary

The following is a summary of the amounts segregated from continuing operations and reported as discontinued operations as of July 31, 2009 and 2008:

	2009	2008

Revenues	$ 1,565	$ 447,437
Costs and expenses	(116,473)	(449,707)
Net (loss) from discontinued operations before gain on sale of assets and income taxes	(114,908)	(2,270)
Gain on sale of assets	778,097	-
Income taxes	-	-
Net income from discontinued operations	$ 663,189	$ (2,270)

VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2009

(UNAUDITED)

6.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through August, 2009, the date which the financial statements were available for issue.  There were no subsequent events related to these financial statements.

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

Principles of Consolidation

For the

nine months ended July 31, 2009, the consolidated financial statements include the accounts of Vault America, Inc. and its wholly-owned subsidiary, Security Bancorp, Inc.

For the nine months ended July 31, 2008, the consolidated financial statements include the accounts of Vault America, Inc. and its wholly-owned subsidiaries, Security Bancorp, Inc., and Interglobe, Ltd.

All material inter-company accounts and transactions have been eliminated.

Revenue Recognition Policy

For the nine months ended July 31, 2008, the Company recognized revenue when persuasive evidence of an arrangement existed, title transfer occurred, the price was fixed or readily determinable, and collectability was probable. Sales were recorded net of sales discounts.  The Company recognized revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101).  Revenue from transaction and service fees were earned daily and were electronically transferred to the Company from the processors.

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

SELECTED FINANCIAL INFORMATION

	Three Months Ended		Nine Months Ended
	7/31/2009	7/31/2008	7/31/2009	7/31/2008
Statement of Operations Data:
Total revenue	$ -	$ -	$ -	$ -
(Loss) from continuing operations	15,943	(3,713)	(27,295)	(879,671)
Income (Loss) from discontinued operations	-	38,924	663,189	(2,270)
Net (loss)	(15,943)	$ 35,211	$ 635,894	$ (881,941)
Net income (loss) per share – continuing operations - Basic	$ (0.01)	$ 0.00	$ (0.01)	$ (0.59)
Diluted	$ (0.01)	$ 0.00	$ (0.01)	$ (0.56)

	Three Months Ended		Nine Months Ended
	7/31/2009	7/31/2008	7/31/2009	7/31/2008
Net income (loss) per share – discontinued operations - Basic	N/A	$ 0.01	$ 0.34	$ 0.00
Diluted	N/A	N/A	N/A	$ 0.00
Balance Sheet Data:
Total assets			$ 862,719	$ 256,805
Total liabilities			$ 12,655	$ 40,446
Stockholders' equity			$ 850,064	$ 216,359

Comparison of nine month periods

Revenues.  There were no revenues from continuing operations for the nine months ended July 31, 2009 or 2008.

Cost of Sales and Gross Profit.  There were no costs of sales for the nine months ended July 31, 2009 or 2008.

Selling, General and Administration Expenses.  We had $27,295 of selling, general and administrative expenses for the nine months ended July 31, 2009, which were mainly professional fees.  We had selling, general and administrative expenses of $10,571 for the nine months ended July 31, 2008, which were mainly marketing and office expenses.

(Loss) From Continuing Operations.  We had a net loss from continuing operations of $27,295 for the nine months ended July 31, 2009, compared to a net loss from continuing operations of $879,671 for the nine months ended July 31, 2008.  This change is primarily due to $869,100 of compensation paid with common stock, preferred stock and stock options during the nine months ended July 31, 2008.

Income (Loss) From Discontinued Operations.  We had net income from discontinued operations of $663,189 for the nine months ended July 31, 2009 compared to a net loss from discontinued operations of $2,270 for the nine months ended July 31, 2008.  This is primarily due to the sale of most of the assets of SBI during the nine months ended July 31, 2009.

Comparison of three month periods

Revenues.  There were no revenues from continuing operations for the three months ended July 31, 2009 or 2008.

Cost of Sales and Gross Profit.  There were no costs of sales for the three months ended July 31, 2009 or 2008.

Selling, General and Administration Expenses.  We had $15,943 of selling, general and administrative expenses for the three months ended July 31, 2009, which were mainly professional fees.  We had selling, general and administrative expenses of $3,713 for the three months ended July 31, 2008, which were mainly marketing and office expenses.

(Loss) From Continuing Operations.  We had a net loss from continuing operations of $15,943 for the three months ended July 31, 2009, compared to a net loss from continuing operations of $3,713 for the three months ended July 31, 2008.  The net losses from continuing operations for the nine months ended July 31, 2009 and 2008 were from selling, general and administration expenses.

Income (Loss) From Discontinued Operations.  We had no activity from discontinued operations for the three months ended July 31, 2009 compared to net income from discontinued operations of $38,924 for the three months ended July 31, 2008.  This is primarily due to revenues and expenses associated with the discontinued companies during the three months ended July 31, 2008, which occurred before the sale.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the nine months ended July 31, 2009, the average exchange rate was 1.20217 United States dollars to Canadian dollars.  This is a 20% increase from the nine months ended July 31, 2008 in which the average exchange rate was 1.00254 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures or fixed expenses.

Working capital is summarized and compared as follows:

	July 31,
	2009	2008

Current assets	$ 862,719	$ 256,805
Current liabilities	12,655	40,446
Working capital	$ 850,064	$ 216,359

We expect that available cash and the cash flow from future operations will be sufficient to allow us to meet our current obligations.

Our net cash used by operations was $150,966 for the nine months ended July 31, 2009.  This included a net loss form continuing operations of $27,295, and net income from discontinued operations of $663,189, which were offset by non-cash items such as depreciation of $2,613, a recovery of bad debt of $2,209, and a gain on sale of assets included in discontinued operations of $778,097.  We had cash provided by a decrease in accounts and other receivables of $4,234 and a decrease in prepaid expenses and deposits of $5,051.  These were offset by an increase in G.S.T. and P.S.T. receivable of $2,794, a decrease in accounts payable and accrued expenses of $15,546, and a decrease in G.S.T and P.S.T. payable of $112.

Our net cash provided by operations was $34,479 for the nine months ended July 31, 2008.  This included a net loss from continuing operations of $879,671, and a net loss from discontinued operations of $2,270, which are offset by non-cash items such as depreciation of $14,377, an impairment of inventory of $62,539, a provision for doubtful accounts of $4,121, and compensation paid with common stock, preferred stock, and stock options of $869,100.  We had cash provided from operations due to a decrease in inventories of $190.   Cash provided from operations was used to fund an increase in accounts and other receivables of $11,988, an increase in prepaid expenses and deposits of $942, a decrease in accounts payable and accrued expenses of $20,958, and a decrease in G.S.T. and P.S.T. payable of $19.

We had net cash provided by financing activities in the amount of $885,789 for the nine months ended July 31, 2009, which consisted of proceeds from the sale of assets.  There were investing activities of $8,130, which consist of purchases of property and equipment during the nine months ended July 31, 2008.

We had net cash used from financing activities of $40,000 during the nine months ended July 31, 2009.  We re-purchased 2,000,000 shares of common stock which were placed into treasury.

We had net cash used by financing activities was $1,169 during the nine months ended July 31, 2008.  We used the cash to repay capital leases in the amount of $1,169.

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

There were no changes in internal control over our financial reporting that occurred during the six-month period ending July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No matters were submitted to a vote of security holders during the quarter ended July 31, 2009.

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

Dated:  September 11, 2009

VAULT AMERICA, INC., a Nevada corporation

By:  _/s/ Harold F. Schultz________________________

Harold F. Schultz

Chairman of the Board, President, Chief Financial

Officer and Chief Executive Officer