Form 10-K
period 2009-10-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2010-02-12
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-K

__________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

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

 ☐Yes    ☑ No

As of February 11, 2010 there were 1,144,324 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer.  As of February 11, 2010 the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board, was approximately $22,897.

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

Since May, 1999, Security Bancorp was involved in successfully supplying, installing, maintaining and managing ATM machines which it places on the premises of property owners and businesses for the purpose and convenience of dispensing cash and other services.  Security Bancorp is a member of the Automated Teller Machine Industry Association (ATMIA) which serves the industry in Canada and the United States.  Security Bancorp has placed ATMs in convenience stores, grocery stores, service stations, hotels, motels, hospitals, night clubs, casinos, restaurants, truck stores, airports and many other locations.  Security Bancorp's ATMs accept VISA, Mastercard, Interac, Maestro, Cirrus, Circuit and American Express (Canada).  Security Bancorp has a website located at http://www.cashstation.net.  Security Bancorp operates its ATMs under the trademark "CA$H STATION(R)."

In October 2004, MoneyFlow acquired Interglobe Investigation Services Inc. ("Interglobe"), organized on August 3, 1992 in British Columbia, pursuant to a share exchange agreement whereby MoneyFlow issued 500,000 shares of its common stock in exchange for 100% of the issued and outstanding shares of Interglobe, and Interglobe became a subsidiary of MoneyFlow.  Interglobe provides security consulting services and related products and services to companies and individuals, and also supplies and installs custom remote access digital surveillance systems.  Subsequent to the acquisition, during the second quarter of the 2005 fiscal year, MoneyFlow elected to divest itself of the physical surveillance part of the business.  MoneyFlow continued to operate its digital surveillance business under the name Interglobe Security until the sale of the on-hand inventory.

During the first quarter of the current fiscal year, the Company completed an agreement pursuant to which it divested itself of all its ATM operations.  Subsequent to the sale, management elected to consolidate all its operations and focus on growing the company’s business and shareholder value through a leveraged investment approach with the intention of concentrating its efforts in the real estate sector.  More particularly, management pursued opportunities in the southwestern United States with the emphasis being Arizona, Nevada and California.

The Real Estate Industry

Significant downtrends in the sector, combined with volatile market conditions in general did not provide economic opportunities which were deemed sufficiently stable with acceptable levels of risk and a reasonable expectation of an acceptable return on investment.  Although the targeted geographic regions continue to see foreclosure rates above the national average, recent economic reports suggest that market conditions are stabilizing, which we anticipate will provide enhanced investment opportunities.  According to the National Association of Realtors, home prices rose in more than a third of U.S. metropolitan areas in the fourth quarter of 2009.

Our business model is built around the strategic acquisition of existing real estate properties with a view to upgrading where advantageous or necessary and reselling at a premium over aggregate investment cost.  If circumstances permit we would consider employing a revenue generating model which included revenue properties.  If we are able to take advantage of the significant price pressure of the available inventory of real estate properties in our preferred areas we will examine multi-unit properties which will offer the lowest-cost entry points for revenue generating, or cash-flow inventory.

A new FHA rule change could help real estate markets subject to unusually high foreclosure rates, like Las Vegas, Phoenix, and Los Angeles, making it easier for investors to “flip” houses to buyers who use FHA-insured loans.  Effective Feb. 1, the federal government will waive for one year an FHA anti-flipping rule that prohibits insuring a mortgage on a home owned by the seller for less than 90 days.

The new rule lets investors buy today and re-sell as quickly as possible. The move is to allow REO homes purchased by investors to resell as quickly as possible, helping stabilize real estate prices and revitalize neighborhoods after the U.S. housing market collapse.

This new rule will open up a new pool of homes to buyers. Waiving the 90-day flip rule is being viewed by many real estate investors as an advantage to their ability to buy, rehab and resell foreclosed homes on a more efficient time line.

Due to continued negative pricing pressure in the preferred geographic regions, we are being diligent in our review of each and every potential investment opportunity.  We feel that there is no time pressure to act with haste, as conditions are not yet moving against us.  Although we feel that the market is moving toward the bottom, we do not anticipate a rapid price recovery.  Instead, we intend to carefully select the individual properties which best suit our need for asset value preservation, potential for revenue generation, and price appreciation.

Employees

We currently have three employees.

     ITEM 1A.     Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and this Item is not applicable to the Company or we are not required to provide the information required under this item.

     ITEM 1B.     Unresolved Staff Comments

None.

     ITEM 2.     PROPERTIES

Vault’s principal offices are located at 720 Cimarron Close, Okotoks, Alberta T1S 1A6, telephone number (403) 938-4156.  These offices consist of sufficient multi-use space as is required to maintain the corporate records and conduct business, and is provided at a nominal fee by one of the officers of the company

The Company's management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company's current equipment is in good condition and is suitable for the operations involved.

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

     ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2009.

PART II

     ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Vault had 1,144,324 shares of common stock outstanding as of February 11, 2010.

Number of Shareholders

The number of beneficial shareholders of record of the Common Stock of the Company as of the close of business on February 11, 2010 was approximately 64.

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

Fiscal Period	Average Low	Average High
Fourth Quarter 2009	$0.02	$.050
Third Quarter 2009	$0.05	$0.05
Second Quarter 2009	$0.05	$0.08
First Quarter 2009	$0.05	$0.18
Fourth Quarter 2008	$0.45	$1.05
Third Quarter 2008	$0.30	$0.65
Second Quarter 2008	$0.35	$0.65
First Quarter 2008	$0.45	$1.25

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Disclosure of Equity Compensation Plans

The Company maintains the 2004 Benefit Plan (the "Benefit Plan"), pursuant to which it may grant equity awards to eligible persons.  The Benefit Plan allows the Board of Directors to issue shares of Vault common stock or grant options to purchase shares of Vault common stock to employees, consultants and advisors of the Company or its subsidiaries.  As of February 11, 2010, no options had been granted or shares issued under the Benefit Plan.  Pursuant to the Company's previous plan, the 2002 Stock Option Plan, 537,500 shares of common stock were issued to the Company's directors and employees of Security Bancorp on December 10, 2004.  Subsequent to that date, the 2002 Stock Option Plan was discontinued and the Company maintains only the Benefit Plan as of the date of this filing.  The table below lists information on our equity compensation plans as of October 31, 2009.

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

Recent Sales of Unregistered Securities

No unregistered sales of securities were made by the company during its most recent fiscal year.  During the fiscal year ended October 31, 2008, and more particularly, in February 2008 and March 2008 the Company issued certain officers and directors 3,000,000 restricted common shares and 600 restricted Preferred A shares.

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

Principles of Consolidation

For the

year ended October 31, 2009, the consolidated financial statements include the accounts of Vault America, Inc. and its wholly-owned subsidiary, Security Bancorp, Inc.

For the year ended October 31, 2008, the consolidated financial statements include the accounts of Vault America, Inc. and its wholly-owned subsidiaries, Security Bancorp, Inc., and Interglobe, Ltd.

All material inter-company accounts and transactions have been eliminated.

Revenue Recognition Policy

For the year ended October 31, 2008, the Company recognized revenue when persuasive evidence of an arrangement existed, title transfer occurred, the price was fixed or readily determinable, and collectability was probable. Sales were recorded net of sales discounts.  The Company recognized revenue in accordance with ASC 605 (formerly Staff Accounting Bulletin No. 101).  Revenue from transaction and service fees were earned daily and were electronically transferred to the Company from the processors.

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

No new stock was issued during the year ended October 31, 2009.

During the year ended October 31, 2008, the following Preferred Stock transactions occurred:

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

The Company depreciates property and equipment as follows:

Financial statement reporting – straight line method as follows:

Furniture and fixtures

10 years

Computer equipment

5 years

Telephone equipment

5 years

Automobile

5 year

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in ASC 740 (formerly FASB Statement No. 109, Accounting for Income Taxes).  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

SELECTED FINANCIAL INFORMATION

		Year Ended
		10/31/2009		10/31/2008
Statement of Operations Data:
Total revenue	$ -			$-
(Loss) from continuing operations	$	(12,527)	$	(887,925)
Income (Loss) from discontinued operations		628,041		(1,798)
Net income (loss)		$615,514	$	(889,723)
Net (loss) per share from continuing operations – Basic	$	(0.01)	$	(0.47)
Diluted	$	N/A	$	N/A
Net (loss) per share from discontinued operations – Basic		0.36	$	(0.00)
Diluted		$0.35	$	N/A
Balance Sheet Data:
Total assets		842,553		$200,953
Total liabilities		22,611		$28,313
Stockholders' equity		$819,942		$172,640

Results of Operations

Year ended October 31, 2009 compared to year ended October 31, 2008.

Revenues.  There were no revenues from continuing operations for the years ended October 31, 2009 or 2008.

Cost of Sales and Gross Profit.  There were no costs of sales for the years ended October 31, 2009 or 2008.

Selling, General and Administration Expenses.  We had $12,527 of selling, general and administrative expenses for the year ended October 31, 2009, which were mainly professional fees.  We had selling, general and administrative expenses of $18,825 for the year ended October 31, 2008, which were mainly marketing and office expenses.

(Loss) From Continuing Operations.  We had a net loss from continuing operations of $12,527 for the year ended October 31, 2009, compared to a net loss from continuing operations of $887,925 for the year ended October 31, 2008.  This change is primarily due to $869,100 of compensation paid with common stock, preferred stock and stock options during the year ended October 31, 2008.

Income (Loss) From Discontinued Operations.  We had net income from discontinued operations of $628,041 for the year ended October 31, 2009 compared to a net loss from discontinued operations of $1,798 for the year ended October 31, 2008.  This is primarily due to the sale of most of the assets of SBI during the year ended October 31, 2009.

Corporation Income Taxes. Corporation income tax for the years ended October 31, 2009 and 2008 was $-0-.  No income tax expense was due for the years ended October 31, 2009 and 2008 due to the operating losses and net operating loss carryforwards.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the year ended October 31, 2009, the average exchange rate was 1.17006 United States dollars to Canadian dollars.  This is a 14% increase from the year ended October 31, 2008 in which the average exchange rate was 1.02557 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have no material fixed expenses per year.

Working capital is summarized and compared as follows:

	October 31,
	2009	2008
Current assets	$840,811	$186,673
Current liabilities	$22,611	$28,313
Working capital	$818,200	$158,360

On November 5, 2008, the Company completed the sale of the ATM assets of its wholly owned subsidiary, Security Bancorp, Inc. for a total purchase price of $1,100,000 Canadian dollars.  To date, the Company received approximately $1,050,000 Canadian dollars of that amount, which represents the purchase price less an industry-standard hold-back amount.  The Company is in the process of researching and identifying new internal business prospects, as well as potential external business opportunities designed to grow the Company and add Shareholder value.

Our net cash used by operations was $159,380 for the year ended October 31, 2009.  We had a net loss from continuing operations of $12,527, and a net income from discontinued operations of $628,041.  These included non-cash items such as depreciation in the amount of $2,494, a recovery of bad debt in the amount of $2,222, a loss on disposal of fixed assets of $125 and a gain on sale of assets included in discontinued operations of $777,735.  We also had cash provided by a decrease in accounts and other receivables of $4,297, and a decrease in prepaid expenses and deposits of $4,881.  This was offset by an increase in accounts payable and accrued expenses of $5,590, an increase in G.S.T and P.S.T. receivable of 1,032 and a decrease in G.S.T. and P.S.T. payable of $112.

Our net cash provided by operations was $50,041 for the year ended October 31, 2008.  For the year ended October 31, 2008, we had a net loss from continuing operations of $887,925 and a net loss from discontinued operations of $1,798.  These included non-cash items such as depreciation in the amount of $17,346, an impairment of inventory in the amount of $61,135, a provision for doubtful accounts of $3,653, a gain on the disposal of fixed assets of $485, and compensation paid with common stock, preferred stock, and stock options of $869,100.  Net cash was provided by a decrease in inventories of $20,571 and prepaid expenses and deposits of $1,714.  These were offset by an increase in accounts and other receivables of $160, and a decrease in accounts payable and accrued expenses of $32,685 and G.S.T. and P.S.T. payable of $425.

Our net cash provided by investing activities was $885,789 for the year ended October 31, 2009, which represent proceeds from the sale of Security Bancorp Inc.’s assets.

Our net cash used by investing activities was $4,483 for the year ended October 31, 2008, which was for the purchase of property and equipment.

Our net cash used by financing activities was $40,000 and $1,169 for the years ended October 31, 2009 and 2008, respectively.  This was due to the purchase of our common stock to place in treasury for the year ended October 31, 2009 and the repayment of a capital lease of $1,169 for the year ended October 31, 2008.

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

•

Our need for additional financing is uncertain, as is our ability to acquire further financing if required. It is probable that we will require additional capital, either debt or equity, or both. As a result, it is possible that we may elect to raise additional equity capital by selling shares of our Common Stock or other securities in the future to raise the funds necessary to allow us to implement our business plan. If we do so, our current shareholders will suffer significant dilution.

•

As holders of our Common Stock, you will only be entitled to receive those dividends that are declared by our Board of Directors out of retained earnings. We do not expect to have retained earnings available for declaration of dividends in the foreseeable future. There is no assurance that such retained earnings will ever materialize to permit payment of dividends to you. Our Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, reserve needs and other circumstances.

•

We depend on key management personnel and the loss of any of them would seriously disrupt our operations.

•

Our operations are not diversified and we will not have the benefit of reducing our financial risks by relying on other revenues.

•

There is a limited market for our common stock, and there is no assurance that a market will develop in the future or, if developed, that it will continue.

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

Harold F. Schultz, Chairman of the Board, President, CEO and CFO.  Mr. Schultz is a founding shareholder of Vault as well as serving as its President and Chief Executive Officer since Vault (then MoneyFlow) was formed in 2001.  Mr. Schultz is also President, CEO and a Director of Security Bancorp Inc., Vault’s wholly owned subsidiary.  Mr. Schultz has been President of Security Bancorp Inc. since 1999.  Mr. Schultz has over 40 years experience in the areas of construction, real estate and the oil and gas industry.  Prior to joining Security Bancorp Inc., Mr. Schultz was Chairman of Enviro FX, Inc., a publicly traded Canadian company, from 1996 until 1998.  Mr. Schultz has been President of Advance Contracting Services Ltd., a private holding company, since 1972.  Mr. Schultz is a member of the 400 Club, a founder of the Lakeview Community Association and many other community organizations.

Darwyn Ross, Director.  Mr. Ross became a director of Vault in July of 2004.  Mr. Ross has been practicing law since 1986.  He began his legal career at Paterson Ross in 1986, and moved to Sisson Warren Sinclair in 2002.  Since 2004, Mr. Ross has practiced from his own firm.  From 2000 to 2002, Mr. Ross served as a director of Delta Capital Technologies Corp., a publicly traded corporation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended October 31, 2009, all Reporting Persons timely complied with all applicable filing requirements.

        Item 11.

    Executive Compensation

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US $)	Bonus (US $)	Other Annual Compensation (US $)	Restricted Stock Awards (US $)	Securities Underlying Options (#)	LTIP Payouts
Harold Schultz (President, CEO & CFO	2007	49,800	0	0	0	0	0
	2008	49,800	0	0	300,000	0	0
	2009	49,800	0	0	0	0	0

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

There were 1,144,324 common shares outstanding as of February 11, 2010.  The following tabulates holdings of shares of Vault by each person who, subject to the above, as of February 11, 2010, holds of record or is known by Management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Vault individually and as a group.

SHARE OWNERSHIP AS OF FEBRUARY 11, 2010
Name and Address of Beneficial Owner (1)	Amount of Common Shares Owned	Percent of Common Shares Owned

Harold F. Schultz (2) (3)	1,042,653	91.11%
720 Cimarron Close
Okotoks, Alberta, Canada T1S 1A6

Ryan Henning (2)	8,000	0.01%
7435 S. Eastern Ave., Suite 5
Las Vegas, NV 89123

All Officers and Directors as a group (3 persons)	3,050,653	91.12%

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

(2)

Denotes officer or director of Vault.

(3)

Certain shares beneficially owned by Mr. Schultz are held of record by Advance Contracting Services Ltd., an entity owned and controlled by Mr. Schultz, President of Vault.

        Item 13.

    Certain Relationships And Related Transactions, And Director Independence

Since inception, Vault, through its wholly owned subsidiary, Security Bancorp Inc., has had an arrangement with Advance Contracting Services Ltd., whose sole shareholder, officer and director is Harold F. Schultz, President of Vault.  As part of this arrangement, Security Bancorp pays a monthly management fee to Advance in the amount of CDN$5,000 (approximately US$4,650) for Mr. Schultz's services to Security Bancorp.  No written agreement has been entered into and this arrangement is terminable at will.

        Item 14.

    Principal Accountant Fees And Services

The following table presents fees for professional services rendered by Weaver & Martin, LLC, for the audit of the Company's annual consolidated financial statements for fiscal 2008 and 2009.

	2009	2008

Audit Fees	$11,000	$30,000
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$11,000	$30,000

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

VAULT AMERICA, INC.,

a Nevada corporation

Date:  February 11, 2010

By:      /s/ Harold F. Schultz________________________

Harold F. Schultz

Chairman of the Board, President, Chief Financial

Officer and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Harold F. Schultz Harold F. Schultz	Chairman of the Board, President, Chief Financial Officer and Chief Executive Officer	February 11, 2010
/s/ Darwyn Ross Darwyn Ross	Director	February 11, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Vault America, Inc. and Subsidiaries

Formerly known as Moneyflow Systems International, Inc.

We have audited the accompanying consolidated balance sheets of Vault America, Inc. and Subsidiaries as of October 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  Vault America, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vault America, Inc. and Subsidiaries as of October 31, 2009 and 2008, and the results of its consolidated operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Weaver & Martin, LLC

Kansas City, Missouri

February 11, 2010

VAULT AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

OCTOBER 31, 2009 AND 2008

	October 31, 2009	October 31, 2008
ASSETS CURRENT ASSETS
Cash and cash equivalents	$ 839,451	$ 81,254
Accounts receivable, net of allowance for doubtful accounts of $208 and $5,377	-	2,075
Inventories	-	98,135
Rent security deposit	-	2,588
G.S.T. and P.S.T. receivable	1,032	-
Prepaid expenses and other current assets	328	2,621
TOTAL CURRENT ASSETS	840,811	186,673

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $8,247 and $80,997	1,742	14,280
TOTAL ASSETS	$ 842,553	$ 200,953

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (CONTINUED)

OCTOBER 31, 2009 AND 2008

	October 31, 2009	October 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 22,611	$ 28,201
G.S.T. and P.S.T. payable	-	112

TOTAL CURRENT LIABILITIES	22,611	28,313

STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share; Authorized, 70,000 shares; Issued and outstanding, 790 shares at October 31, 2009 and 2008	10	10
Preferred “B” stock, par value $.001 per share; Authorized, 1,000 shares; Issued and outstanding, 1,000 shares at October 31, 2009 and 2008	1	1
Common stock, par value $.001 per share; Authorized, 50,000,000 shares; Issued and outstanding, 1,144,324 shares at October 31, 2009 and 3,144,324 shares at October 31, 2008	10,276	10,276
Paid in capital in excess of par value of stock	3,530,489	3,530,489
Accumulated deficit	(2,794,911)	(3,410,425)
Accumulated other comprehensive income (primarily cumulative translation adjustment)	123,077	51,289
	868,942	181,640
Less treasury stock of 2,012,000 shares at October 31, 2009, and 12,000 shares at October 31, 2008, at cost	(49,000)	(9,000)

TOTAL STOCKHOLDERS’ EQUITY	819,942	172,640
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 842,553	$ 200,953

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

	2009	2008

TOTAL REVENUES	-	-
COST AND EXPENSES
Compensation paid with common stock, preferred stock and and stock options	-	869,100
Selling, general and administrative expenses	12,527	18,825
TOTAL COST AND EXPENSES	12,527	887,925
(LOSS) FROM CONTINUING OPERATIONS BEFORE CORPORATION INCOME TAXES	(12,527)	(887,925)

CORPORATION INCOME TAXES	-	-
NET (LOSS) FROM CONTINUING OPERATIONS	(12,527)	(887,925)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	628,041	(1,798)

NET INCOME (LOSS)	$ 615,514	$ (889,723)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE
BASIC	$ (0.01)	$ (0.47)
DILUTED	$ N/A	$ N/A

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER COMMON SHARE
BASIC	$ 0.36	$ (0.00)
DILUTED	$ 0.35	$ N/A

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	1,736,105	1,903,228
DILUTED	1,815,105	N/A

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

	2009	2008

NET INCOME (LOSS)	$ 615,514	$ (889,723)
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	71,788	(54,792)
NET COMPREHENSIVE INCOME (LOSS)	$ 687,302	$ (944,515)

See accompanying notes.

VAULT AMERICAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

	Preferred “A” Stock		Preferred “B” Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, October 31, 2007	190	$ 10	1,000	$ 1	144,324	$ 7,276

Compensation paid with common stock, preferred stock and stock options	-	-	-	-	3,000,000	3,000

Preferred “A” Stock issued to employees	600	-	-	-	-	-

Net (loss) for the year ended October 31, 2008	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-

Balance, October 31, 2008	790	10	1,000	1	3,144,324	10,276

Acquisition of treasury stock	-	-	-	-	(2,000,000)	-

Net income for the year ended October 31, 2009	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-

Balance, October 31, 2009	790	$ 10	1,000	$ 1	1,144,324	$10,276

VAULT AMERICAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

Paid-In
Capital In
Excess of Par		Accumulated Other
Value of	Accumulated	Comprehensive	Treasury Stock
Stock	Deficit	Income	Shares	Amount	Total

$ 2,664,389	$(2,520,702)	$ 106,081	12,000	$ (9,000)	$ 248,055

866,100	-	-	-	-	869,100

-	-	-	-	-	-

-	(889,723)	-	-	-	(889,723)

-	-	(54,792)	-	-	(54,792)

3,530,489	(3,410,425)	51,289	12,000	(9,000)	172,640

-	-	-	2,000,000	(40,000)	(40,000)

-	615,514	-	-	-	615,514

-	-	71,788	-	-	71,788

$ 3,530,489	$(2,794,911)	$ 123,077	2,012,000	$ (49,000)	$ 819,942

VAULT AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$ (12,527)	$ (887,925)
Net income (loss) from discontinued operations	628,041	(1,798)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,494	17,346
Inventory impairment	-	61,135
Provision (Recovery) for doubtful accounts	(2,222)	3,653
(Gain) Loss on disposal of fixed assets	125	(485)
Compensation paid with common stock, preferred stock, and stock options	-	869,100
Gain on sale of assets included in discontinued operations	(777,735)	-
Changes in operating assets and liabilities:
Accounts and other receivables	4,297	(160)
Inventories	-	20,571
G.S.T and P.S.T. receivable	(1,032)	-
Prepaid expenses and deposits	4,881	1,714
Accounts payable and accrued expenses	(5,590)	(32,685)
G.S.T and P.S.T. payable	(112)	(425)
Net cash provided (used) by operating activities	(159,380)	50,041
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	885,789	-
Purchases of property and equipment	-	(4,483)
Net cash provided (used) by investing activities	885,789	(4,483)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(40,000)	-
Repayment on capital lease	-	(1,169)
Net cash (used) by financing activities	(40,000)	(1,169)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	71,788	(54,792)

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

	2009	2008
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ 758,197	$ (10,403)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	81,254	91,657
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 839,451	$ 81,254

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest	$ -	$ 17

Taxes	$ -	$ -

NON-CASH INVESTING ACTIVITIES

Issuance of common stock, preferred stock and stock options for director and officer compensation	$ -	$ 869,100

See accompanying notes

VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2009

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

Principles of Consolidation – For the year ended October 31, 2009, the Company was consolidated with its wholly-owned subsidiary, Security Bancorp Inc. (“SBI”).

For the year ended October 31, 2008, the consolidated financial statements include the Company’s wholly-owned subsidiaries SBI and Interglobe Ltd. (“ITL”), which were both incorporated in Alberta, Canada.  Assets, liabilities and equity accounts of SBI and ITL were translated at exchange rates as of the balance sheet date.  Revenues and expenses were translated at average rates of exchange in effect during the year.  The resulting cumulative translation adjustments were recorded as a separate component of stockholders' equity.  The financial statements are presented in United States of America dollars.  ITL ceased operations on December 31, 2008, and SBI ceased operations on November 5, 2008.

Revenue Recognition Policy – During prior periods, the Company recognized revenue when persuasive evidence of an arrangement existed, title transfer had occurred, the price was fixed or readily determinable, and collectability was probable.  Sales were recorded net of sales discounts.  The Company recognized revenue in accordance with ASC 605 (formerly Staff Accounting Bulletin No. 104) "Revenue Recognition in Financial Statements".  Revenue from transaction and service fees were earned daily and were electronically transferred to SBI from the processors.

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

VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2009

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

The Companies depreciate the property and equipment as follows:

Financial statement reporting – straight-line method as follows:

Furniture and fixtures

10 years

Computer equipment

5 years

Telephone equipment

5 years

            Automobile                                                                                            5 years

Depreciation expense was $2,494 and $17,346 for the years ended October 31, 2009 and 2008, respectively.

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

Income Taxes - Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in ASC 740 (formerly FASB Statement No. 109) "Accounting for Income Taxes".  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2009

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

Net Income (Loss) Per Share - The Company adopted ASC 260 (formerly Statement of Financial Accounting Standards No. 128) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share are excluded.

Stock Split and Restatement of Common Stock - On March 10, 2008, the Company affected a 50:1 reverse stock split of the Company’s common stock.  The stock split has been retroactively recorded in the financial statements as if it occurred at the date of inception.

Corporation Income Taxes – No corporation income tax expense was due for the years ended October 31, 2009 and 2008 due to the availability of net operating loss carry forward from current and prior years.

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

Recent Accounting Pronouncements

In September 2006, the Company adopted ASC 250 (formerly SAB 108). ASC 250 was issued to provide consistency to how companies quantify financial statement misstatements. ASC 250 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures. Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial. We adopted ASC 250 in connection with the preparation of our annual financial statements for the years ended October 31, 2009 and 2008 and found no adjustments necessary.

VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2009

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the Company adopted ASC 820 (formerly SFAS No. 157) Fair Value Measurements.  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of ASC 820 are to be applied prospectively upon adoption, except for limited specified exceptions. We are evaluating the requirements of ASC 820 and do not expect the adoption to have a material impact on our consolidated balance sheet or statement of operations.

In June 2006, the Company adopted ASC 740 (formerly FASB Interpretation No. 48) Accounting for Uncertainty in Income Taxes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with ASC 260 (formerly FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740 is effective for fiscal years beginning after December 15, 2006 and will be adopted by us on November 1, 2007. We do not expect the adoption of ASC 740 to have a material impact on our consolidated balance sheet or statement of operations.

2.

INVENTORIES

Inventories are comprised of the following:	2009	2008
Automated Teller Machines	$ -	$ 78,073
Parts and supplies	-	20,062
Total	$ -	$ 98,135

3.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:	2009	2008
Furniture and fixtures	$ 1,252	$ 24,372
Computer equipment	8,737	31,732
Telephone equipment (Capital lease)	-	8,742
Automobile	-	18,054
Total property and equipment	9,989	82,900
Less accumulated depreciation	(8,247)	(68,620)
Property and equipment, net	$ 1,742	$ 14,280

VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2009

4.

INCOME TAXES

Pretax Income (Loss)	2009	2008
United States of America	$ 131,682	$ ( 1 036,542)
Canadian	483,832	18,348
Total	$ 615,514	$ ( 1 018,194)

Provision (Benefit)

The provision (benefit) for/or refund of income taxes for the years ended October 31, 2009 and 2008 consist of the following:

Current	2009	2008
United States of America	$ -	$ -
Canadian	-	-
Deferred
United States of America	-	-
Canadian	-	-
Total provision (benefit)	$ -	$ -

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at October 31, 2009:

	US Companies in US Dollars	Canadian Companies In US Dollars	Total In US Dollars
Net operating loss carryforwards	$ 478,000	$ 167,000	$ 645,000
Property and equipment related	-	-	-
	478,000	167,000	645,000
Less valuation allowance	(478,000)	(167,000)	(645,000)
Net deferred tax assets	$ -	$ -	$ -

Summary of valuation allowance:

	2009	2008
Balance, beginning of year	$ 1,562,000	$ 810,000
Increase (Decrease) for the year	(917,000)	752,000
Balance, end of year	$ 645,000	$ 1,562,000

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

VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2009

4.

INCOME TAXES (CONTINUED)

Net Operating Loss Carryforwards

United States Corporation Income Taxes

Year of Loss	Amount	Expiration Date
October 31, 2001	$ 40,000	October 31, 2021
October 31, 2002	549,000	October 31, 2022
October 31, 2004	29,000	October 31, 2024
October 31, 2005	587,000	October 31, 2025
October 31, 2006	-	October 31, 2026
October 31, 2007	2,000	October 31, 2027
October 31, 2008	19,000	October 31, 2028
October 31, 2009	-	October 31, 2029
	$ 1,226,000

Canadian Corporation Income Taxes

Year of Loss	Amount in Canadian Dollars	Amount In US Dollars	Expiration Date
October 31, 2003	165,000	154,000	October 31, 2010
October 31, 2004	236,000	220,000	October 31, 2011
October 31, 2005	190,000	177,000	October 31, 2012
October 31, 2006	1,000	1,000	October 31, 2013
October 31, 2007	3,000	3,000	October 31, 2014
October 31, 2008	-	-	October 31, 2015
October 31, 2009	-	-	October 31, 2016
Net deferred tax assets	$ 595,000	$ 555,000

5.

COMMITMENTS AND CONTINGENCIES

Lease

The Company had a signed lease extension which expired on November 30, 2008, and was not renewed subsequent to that date.

Rent expense including rental costs and taxes was $3,202 and $32,520 for the years ended October 31, 2009 and 2008, respectively.

VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2009

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

There was no option activity for the year ended October 31, 2009.

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

    Before

     After

    50 to 1

    50 to 1

      Split

      Split

Balance at January 31, 2008

      9,500

Shares issued to employees and directors

   30,000

Balance, at March 8, 2008

   39,500

On March 10, 2008, the Company approved a 50 to 1 reverse split on the Common Stock as follows:

 Before

     After

 50 to 1

    50 to 1

     Split

      Split

Outstanding at January 31, 2008 and 2007

7,216,203

Outstanding at March 10, 2008 and 2007

    144,324

VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2009

8.

COMMON STOCK

During the year ended October 31, 2009, the Company had the following transactions in relation to shares of common stock:

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

9.

PREFERRED STOCK

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

VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2009

9.

PREFERRED STOCK (CONTINUED)

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

VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2009

9.

PREFERRED STOCK (CONTINUED)

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

During the year ended October 31, 2008, the Company had the following transactions in relation to shares of Preferred “A” stock:

On March 7, 2008 and March 8, 2008, the Company issued 30,000 shares of Preferred A Stock to the employees and directors of the Company.  The Company then approved a 50 to 1 reverse split for the Preferred A Stock (See Note 7).

On March 31, 2008, the Company issued 3,000,000 shares of restricted common stock, with an aggregate value of $450,000, to three board members/directors of the Company for compensation for services performed.

There was no issuance of Preferred “B” stock during the years ended October 31, 2009 and 2008.

10.

PENDING LITIGATION

The Company currently has a lawsuit against a former employee for the misappropriation or destruction of information that was proprietary to the Company and its business, as well as the breach of his employment contract.  The Company is seeking damages in the amount of $1,250,000.

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

VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2009

11.

DISCONTINUED OPERATIONS

Interglobe, Ltd.

On October 31, 2008, the Company ceased all operations for Interglobe, Ltd.  As a result, the results of operations are included in discontinued operations in the Company’s consolidated statements of operations.  In addition, there were no longer any assets or liabilities for Interglobe, Ltd. as of October 31, 2008.

The following Interglobe, Ltd. amounts have been segregated from continuing operations and reported as discontinued operations as of October 31, 2009 and 2008:

	2009	2008

Revenues	$ -	$ 6,164
Costs and expenses	-	(80,415)
Net (loss) from discontinued operations before income taxes	-	(74,251)
Income taxes	-	-
Net (loss) from discontinued operations	$ -	$ (74,251)

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

The purchase price in Canadian dollars is allocated as follows:

ATM contracts

$

992,551

SBI-owned ATM’s on location

53,449

ATM’s in house inventory

15,000

ATM parts inventory

15,000

Furniture and office equipment

4,000

$

1,080,000

The following Security Bancorp, Inc. amounts have been segregated from continuing operations and reported as discontinued operations as of October 31, 2009 and 2008:

VAULT AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2009

11.

DISCONTINUED OPERATIONS (CONTINUED)

	2009	2008

Revenues	$ 3,736	$ 577,645
Costs and expenses	(175,146)	(505,192)
Net (loss) from discontinued operations before gain on sale of assets and income taxes	(171,410)	72,453
Gain on sale of assets	799,451	-
Income taxes	-	-
Net income from discontinued operations	$ 628,041	$ 72,453

Summary

The following is a summary of the amounts segregated from continuing operations and reported as discontinued operations as of October 31, 2009 and 2008:

	2009	2008

Revenues	$ 3,736	$ 583,809
Costs and expenses	(175,146)	(585,607)
Net (loss) from discontinued operations before gain on sale of assets and income taxes	(171,410)	(1,798)
Gain on sale of assets	799,451	-
Income taxes	-	-
Net income from discontinued operations	$ 628,041	$ (1,798)

12.

SUBSEQUENT EVENT

Management has evaluated subsequent events through December, 2009, the date which the financial statements were available for issue.  There were no subsequent events related to these financial statements.