Form 10-Q
period 2010-01-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2010-03-15
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-Q

__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

As of March 12, 2010, there were 1,144,324 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer.

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2010 AND OCTOBER 31, 2009

	(Unaudited) January 21, 2010	October 31, 2009
ASSETS CURRENT ASSETS
Cash and cash equivalents	$ 791,508	$ 839,451
G.S.T and P.S.T. receivable	662	1,032
Prepaid expenses and other current assets	-	328
TOTAL CURRENT ASSETS	792,170	840,811

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $8,431 and $8,247	1,572	1,742
TOTAL ASSETS	$ 793,742	$ 842,553

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

JANUARY 31, 2010 AND OCTOBER 31, 2009

	(Unaudited) January 31, 2010	October 31, 2009

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 11,723	$ 22,611

STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share; Authorized, 70,000 shares; Issued and outstanding, 790 shares at January 31, 2010 and October 31, 2009	10	10
Preferred “B” stock, par value $.001 per share; Authorized, 1,000 shares; Issued and outstanding, 1,000 shares at January 31, 2010 and October 31, 2009	1	1
Common stock, par value $.001 per share; Authorized, 50,000,000 shares; Issued and outstanding, 1,144,324 shares at January 31, 2010 and October 31, 2009	1,144	1,144
Paid in capital in excess of par value of stock	3,539,621	3,539,621
Accumulated deficit	(2,834,417)	(2,794,911)
Accumulated other comprehensive income (primarily cumulative translation adjustment)	124,660	123,077
	831,019	868,942
Less treasury stock of 2,012,000 shares at January 31, 2010 and October 31, 2009, at cost	(49,000)	(49,000)

TOTAL STOCKHOLDERS’ EQUITY	782,019	819,942
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 793,742	$ 842,553

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

(UNAUDITED)

	2010	2009

TOTAL REVENUES	$ -	$ -
SELLING, GENERAL AND ADMINISRATIVE EXPENSES	40,017	5,836
(LOSS) FROM CONTINUING OPERATIONS	(40,017)	(5,836)

INTEREST INCOME	511	-
(LOSS) FROM CONTINUING OPERATIONS BEFORE CORPORATION INCOME TAXES	(39,506)	(5,836)
CORPORATION INCOME TAXES	-	-
NET (LOSS) FROM CONTINUING OPERATIONS	(39,506)	(5,836)

NET INCOME FROM DISCONTINUED OPERATIONS	-	701,840

NET INCOME (LOSS)	$ (39,506)	$ 696,004

NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE- BASIC	$ (0.03)	$ 0.00
DILUTED	$ N/A	$ 0.00

NET INCOME FROM DISCONTINUED OPERATIONS PER COMMON SHARE – BASIC	$ N/A	$ 0.22
DILUTED	$ N/A	$ 0.22

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	1,144,324	3,144,324
DILUTED	1,144,324	3,223,324

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

(UNAUDITED)

	2010	2009

NET INCOME (LOSS)	$ (39,506)	$ 696,004
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	1,583	(6,459)
NET COMPREHENSIVE INCOME (LOSS)	$ (37,923)	$ 689,545

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$ (39,506)	$ (5,836)
Net income from discontinued operations	-	701,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	170	2,630
Gain on sale of assets included in discontinued operations	-	(756,547)
Changes in operating assets and liabilities:
Accounts receivable	-	1,414
Inventories	-	2,175
G.S.T. and P.S.T. receivable	370	(849)
Prepaid expenses and deposits	328	4,461
Accounts payable and accrued expenses	(10,888)	(18,478)
G.S.T. and P.S.T. payable	-	(112)
Net cash (used) by operating activities	(49,526)	(69,302)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of subsidiary	-	861,947
Net cash provided by investing activities	-	861,947

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,583	(6,459)

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

(UNAUDITED)

	2010	2009

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ (47,943)	$ 786,186
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	839,451	81,254
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 791,508	$ 867,440

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest	$ -	$ -

Taxes	$ -	$ -

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2010

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented.  Operating results for the three months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ended October 31, 2010.  Accordingly, your attention is directed to the footnote disclosures found in the October 31, 2009 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

Nature of Business and History of Company – Vault America, Inc. (hereinafter referred to as the Company) was organized on April 25, 2001, under the laws of the State of Nevada.  The Company operates as a holding company for future acquisitions of subsidiaries.  On March 10, 2008, the Company changed its name from Moneyflow Systems International, Inc.

Foreign Currency Translation - The financial statements of the subsidiary are measured using the Canadian dollar as the functional currency.  Assets, liabilities and equity accounts of the subsidiary are translated at exchange rates as of the balance sheet date.  Revenues and expenses are translated at average rates of exchange in effect during the year.  The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity.  The financial statements are presented in United States of America dollars.

Principles of Consolidation – For the three months ended January 31, 2010 and 2009, the Company was consolidated with its wholly-owned subsidiary, Security Bancorp, Inc. (“SBI”).

Revenue Recognition Policy – During prior periods, the Company recognized revenue when persuasive evidence of an arrangement existed, title transfer had occurred, the price was fixed or readily determinable, and collectability was probable.  Sales were recorded net of sales discounts.  The Company recognized revenue in accordance with ASC 605 (Formerly Staff Accounting Bulletin No. 104), "Revenue Recognition in Financial Statements."   Revenue from transaction and service fees were earned daily and were electronically transferred to SBI from the processors.

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

The Companies depreciate the property and equipment on the straight-line method as follows:

Furniture and fixtures

10 years

Computer equipment

5 years

Telephone equipment

5 years

Automobile

5 years

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2010

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Concentration of Credit Risk – Financial Instruments

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

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2010

(UNAUDITED)

2.

DISCONTINUED OPERATIONS

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

The purchase price in Canadian dollars is allocated as follows:

ATM contracts

    $

        992,551

SBI-owned ATM’s on location

        53,449

ATM’s in house inventory

        15,000

ATM parts inventory

        15,000

Furniture and office equipment

        4,000

    $

        1,080,000

The following Security Bancorp, Inc. amounts have been segregated from continuing operations and reported as discontinued operations as of January 31, 2009:

2009
Revenues	$ 8,760
Costs and expenses	(63,467)
Net (loss) from discontinued operations before gain on sale of assets and income taxes	(54,707)
Gain on sale of assets	756,547
Income taxes	-
Net income from discontinued operations	$ 701,840

2.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 12, 2010, the date which the financial statements were available for issue.  There were no subsequent events related to these financial statements.

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

Principles of Consolidation

For the three months ended January 31, 2010 and 2009, the consolidated financial statements include the accounts of Vault America, Inc. and its wholly-owned subsidiary Security Bancorp.

All material inter-company accounts and transactions have been eliminated.

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

The Company depreciates property and equipment on the straight-line method as follows:

Furniture and fixtures

10 years

Computer equipment

5 years

Telephone equipment

5 years

Automobile

 5 years

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in ASC 740 (Formerly FASB Statement No. 109), “Accounting for Income Taxes.”  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Foreign Currency Translation

The financial statements of our Canadian subsidiary are measured using the Canadian dollar as the functional currency. Assets, liabilities and equity accounts of the company are translated at exchange rates as of the balance sheet date.  Revenues and expenses are translated at the average rate in effect during the year.  The resulting cumulative translation adjustment has been recorded as a separate component of stockholders' equity.  The financial statements are presented in United States of America dollars.

SELECTED FINANCIAL INFORMATION

Three Months Ended
	1/31/2010	1/31/2009
Statement of Operations Data:
Total revenue	$ -	$ -
(Loss) from continuing operations	(39,506)	(5,836)
Income from discontinued operations	-	701,840
Net income	$ (39,506)	$ 696,004
Net income (loss) per share from continuing operations – Basic	$ (0.03)	$ 0.00
Diluted	$ 0.00	$ 0.00
Net income per share from discontinued operations – Basic	$ N/A	$ 0.22
Diluted	$ N/A	$ 0.22
Balance Sheet Data:
Total assets	$ 793,742	$ 871,908
Total liabilities	11,723	9,723
Stockholders' equity	$ 782,019	$ 862,185

Revenues.  There were no revenues from continuing operations for the three months ended January 31, 2010 or 2009.

Cost of Sales and Gross Profit.  There were no costs of sales for the three months ended January 31, 2010 or 2009.

Selling, General and Administration Expenses.  We had $39,506 of selling, general and administrative expenses for the three months ended January 31, 2010, which were mainly accounting and management fees.  We had $5,836 of selling, general and administrative expenses for the three months ended January 31, 2009, which were mainly office expenses.

Income (Loss) from Continuing Operations.  We had a net loss from continuing operations of $39,506 for the three months ended January 31, 2010, which was mainly due to the selling, general and administrative expenses.  We had net loss from continuing operations of $5,836 for the three months ended January 31, 2009, which was mainly due to the selling, general and administrative expenses.

Income from Discontinued Operations.  We did not have any net income or loss from discontinued operations for the three months ended January 31, 2010, compared to net income from discontinued operations of $701,840 for the three months ended January 31, 2009.  This change is primarily due to the sale of most of the assets of Security Bancorp, Inc. on November 5, 2008.

Corporation Income Taxes. Corporation income tax for the three months ended January 31, 2010 and 2009 was $-0-.  No income tax expense was due for the three months ended January 31, 2010 and 2009 due to losses and available net operating loss carryforwards.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the three months ended January 31, 2010 the average exchange rate was 1.07090 United States dollars to Canadian dollars.  This is a 24% increase from the three months ended January 31, 2009 in which the average exchange rate was 1.22699 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have no material fixed expenses per year.

Working capital is summarized and compared as follows:

    January 31,

     2010

      2009

Current assets

$

792,170

$

869,698

Current liabilities

11,723

 9,723

Working capital

$

780,447

$

859,975

On November 5, 2008, the Company completed the sale of the ATM assets of its wholly owned subsidiary, Security Bancorp, Inc. for a total purchase price of $1,080,000 Canadian dollars.  To date, the Company received approximately $1,050,000 Canadian dollars of that amount, which represents the purchase price less an industry-standard hold-back amount.

Our net cash used by operations was $49,526 for the three months ended January 31, 2010.  For the three months ended January 31, 2010, we had a net loss from continuing operations of $39,506, which includes the non-cash item of depreciation in the amount of $170.  We had cash provided due to a decrease in G.S.T. and P.S.T. payable of 370, and a decrease in prepaid expenses and deposits of $328.  These were offset by a decrease in accounts payable in the amount of $10,888.

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

During the three months ended January 31, 2010, we did not have any cash flows from investing activities.  During the three months ended January 31, 2009, we had net cash from investing activities of $861,947, which consists of cash received for the sale of SBI.

We had no cash flows from financing activities for the three months ended January 31, 2010 and 2009.

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

There were no changes in internal control over our financial reporting that occurred during the three-month period ending January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Defaults Upon Senior Securities.

            None.

    Item 4.

Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended January 31, 2010.

    Item 5.

Other Information

No other information required to be disclosed on Form 8-K filed was filed during the quarter.

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

Dated:  March 12, 2010

VAULT AMERICA, INC., a Nevada corporation

By:  _/s/ Harold F. Schultz________________________

Harold F. Schultz

Chairman of the Board, President, Chief Financial

Officer and Chief Executive Officer