Form 10-Q
period 2010-07-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2010-09-14
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-Q

__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

As of September 14, 2010, there were 1,144,324 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer.

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

JULY 31, 2010 AND OCTOBER 31, 2009

	(Unaudited) July 31, 2010	October 31, 2009
ASSETS CURRENT ASSETS
Cash and cash equivalents	$ 196,178	$ 839,451
G.S.T. and P.S.T. receivable	-	1,032
Prepaid expenses and other current assets	629	328
TOTAL CURRENT ASSETS	196,807	840,811

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $9,102 and $8,247	1,274	1,742

OTHER ASSETS
Guaranteed investment certificate	585,166	-

TOTAL ASSETS	$ 783,247	$ 842,553

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

JULY 31, 2010 AND OCTOBER 31, 2009

	(Unaudited) July 31, 2010	October 31, 2009

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 10,280	$ 22,611

STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share; Authorized, 70,000 shares; Issued and outstanding, 790 shares at July 31, 2010 and October 31, 2009	10	10
Preferred “B” stock, par value $.001 per share; Authorized, 1,000 shares; Issued and outstanding, 1,000 shares at July 31, 2010 and October 31, 2009	1	1
Common stock, par value $.001 per share; Authorized, 50,000,000 shares; Issued and outstanding, 1,144,324 shares at July 31, 2010 and October 31, 2009	1,144	1,144
Paid in capital in excess of par value of stock	3,539,621	3,539,621
Accumulated deficit	(2,873,041)	(2,794,911)
Accumulated other comprehensive income (primarily cumulative translation adjustment)	154,232	123,077
	821,967	868,942
Less 2,012,000 shares of treasury stock, at cost	(49,000)	(49,000)

TOTAL STOCKHOLDERS’ EQUITY	772,967	819,942
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 783,247	$ 842,553

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2010 AND 2009

(UNAUDITED)

	Three Months Ended July 31		Nine Months Ended July 31
	2010	2009	2010	2009
TOTAL REVENUES	$ -	$ -	$ -	$ -
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	26,482	15,943	99,095	27,295

(LOSS) FROM CONTINUING OPERATIONS	(26,482)	(15,943)	(99,095)	(27,295)

OTHER INCOME
Legal settlement	16,064	-	16,064	-
Interest income	2,581	-	4,901	-

TOTAL OTHER INCOME	18,645	-	20,965	-

(LOSS) FROM CONTINUING OPERATIONS BEFORE CORPORATION INCOME TAXES	(7,837)	(15,943)	(78,130)	(27,295)

CORPORATION INCOME TAXES	-	-	-	-
NET (LOSS) FROM CONTINUING OPERATIONS	(7,837)	(15,943)	(78,130)	(27,295)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-	-	663,189

NET INCOME (LOSS)	$ (7,837)	$ (15,943)	$ (78,130)	$ 635,894

NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE
BASIC	$ (0.01)	$ (0.01)	$ (0.07)	$ (0.01)
DILUTED	$ N/A	$ N/A	$ N/A	$ N/A

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER COMMON SHARE
BASIC	$ N/A	$ N/A	$ N/A	$ 0.34
DILUTED	$ N/A	$ N/A	$ N/A	$ N/A

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	1,144,324	1,144,324	1,144,324	1,935,533
DILUTED	1,144,324	1,223,324	1,144,324	2,014,533

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2010 AND 2009

(UNAUDITED)

	Three Months Ended July 31		Nine Months Ended July 31
	2010	2009	2010	2009
NET INCOME (LOSS)	$ (7,837)	$ 35,211	$ (78,130)	$ 635,894
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(20,785)	(3,256)	31,155	81,530
NET COMPREHENSIVE INCOME (LOSS)	$ (28,622)	$ 31,955	$ (46,975)	$ 717,424

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2010 AND 2009

(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$ (78,130)	$ (27,295)
Net income from discontinued operations	-	663,189
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Depreciation	468	2,613
Recovery of bad debt	-	(2,209)
Gain on sale of assets included in discontinued operations	-	(778,097)
Changes in operating assets and liabilities:
Accounts and other receivables	-	4,234
G.S.T and P.S.T. receivable	1,032	(2,794)
Prepaid expenses and deposits	(301)	5,051
Accrued interest receivable	(3,996)	-
Accounts payable and accrued expenses	(12,331)	(15,546)
G.S.T and P.S.T. payable	-	(112)
Net cash (used) by operating activities	(93,258)	(150,966)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of guaranteed investment certificate	(581,170)	-
Proceeds from sale of assets	-	885,789
Net cash provided (used) by investing activities	(581,170)	885,789
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	-	(40,000)
Net cash (used) by financing activities	-	(40,000)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	31,155	81,530

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED JULY 31, 2010 AND 2009

(UNAUDITED)

	2010	2009
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ (643,273)	$ 776,353
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	839,451	81,254
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 196,178	$ 857,607

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest	$ -	$ -

Taxes	$ -	$ -

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2010 AND 2009

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented.  Operating results for the nine months ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ended October 31, 2010.  Accordingly, your attention is directed to the footnote disclosures found in the October 31, 2009 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

Principles of Consolidation – For the nine months ended July 31, 2010 and 2009, the Company was consolidated with its wholly-owned subsidiary, Security Bancorp, Inc. (“SBI”).

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

JULY 31, 2010 AND 2009

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

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2010 AND 2009

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

The purchase price in Canadian dollars is allocated as follows:

ATM contracts

$

992,551

SBI-owned ATM’s on location

53,449

ATM’s in house inventory

15,000

ATM parts inventory

15,000

Furniture and office equipment

4,000

$

1,080,000

The following Security Bancorp, Inc. amounts have been segregated from continuing operations and reported as discontinued operations as of July 31, 2009:

Revenues	$ 1,565
Costs and expenses	(116,473)
Net (loss) from discontinued operations before gain on sale of assets and income taxes	(114,908)
Gain on sale of assets	778,097
Income taxes	-
Net income from discontinued operations	$ 663,189

3.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements were available for issue.  There were no subsequent events related to these financial statements.

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

Principles of Consolidation

For the three and nine months ended July 31, 2010 and 2009, the consolidated financial statements include the accounts of Vault America, Inc. and its wholly-owned subsidiary, Security Bancorp, Inc.

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

SELECTED FINANCIAL INFORMATION

	Three Months Ended		Nine Months Ended
	7/31/2010	7/31/2009	7/31/2010	7/31/2009
Statement of Operations Data:
Total revenue	$ -	$ -	$ -	$ -
Income (Loss) from continuing operations	(7,837)	(15,943)	(78,130)	(27,295)
Income (Loss) from discontinued operations	-	-	-	663,189
Net (loss)	$ (7,837)	$ (15,943)	$ (78,130)	$ 635,894
Net income (loss) per share – continuing operations - Basic	$ (0.01)	$ (0.01)	$ (0.07)	$ (0.01)
Diluted	$ N/A	$ (0.01)	$ N/A	$ (0.01)

Net income (loss) per share – discontinued operations - Basic	$ N/A	$ N/A	$ N/A	$ 0.34
Diluted	$ N/A	$ N/A	$ N/A	$ N/A
Balance Sheet Data:
Total assets			$ 783,247	$ 862,719
Total liabilities			$ 10,280	$ 12,655
Stockholders' equity			$ 772,967	$ 850,064

Revenues.  There were no revenues from continuing operations for the nine months ended July 31, 2010 or 2009.

Cost of Sales and Gross Profit.  There were no costs of sales for the nine months ended July 31, 2010 or 2009.

Selling, General and Administration Expenses.  We had $99,095 of selling, general and administrative expenses for the nine months ended July 31, 2010, which were mainly accounting and management fees.  We had $27,295 of selling, general and administrative expenses for the nine months ended July 31, 2009, which were mainly office expenses.

Income (Loss) from Continuing Operations.  We had a net loss from continuing operations of $78,130 for the nine months ended July 31, 2010, which was mainly due to the selling, general and administrative expenses, offset by a legal settlement received of $16,064 and interest income of $4,901.  We had net loss from continuing operations of $27,295 for the nine months ended July 31, 2009, which was mainly due to the selling, general and administrative expenses.

Income from Discontinued Operations.  We did not have any net income or loss from discontinued operations for the nine months ended July 31, 2010.  We had income from discontinued operations of $663,189 for the nine months ended July 31, 2009.  This change is due to the sale of most of the assets of Security Bancorp, Inc.

Corporation Income Taxes. Corporation income tax for the nine months ended July 31, 2010 and 2009 was $-0-.  No income tax expense was due for the nine months ended July 31, 2010 and 2009 due to losses and available net operating loss carryforwards.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the nine months ended July 31, 2010 the average exchange rate was 1.04151 United States dollars to Canadian dollars.  This is a 13% decrease from the nine months ended July 31, 2009 in which the average exchange rate was 1.20217 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have no material fixed expenses per year.

Working capital is summarized and compared as follows:

      July 31,

     2010

      2009

Current assets

$

196,807

$

860,609

Current liabilities

10,280

 12,655

Working capital

$

186,527

$

847,954

Our net cash used by operations was $93,258 for the nine months ended July 31, 2010.  For the nine months ended July 31, 2010, we had a net loss from continuing operations of $78,130, which includes non-cash depreciation in the amount $468.  We had cash provided due to a decrease in G.S.T. and P.S.T. receivable of $1,032.  These were offset by an increase in accrued interest receivable in the amount of $3,996, an increase in prepaid expenses and deposits of $301, and a decrease in accounts payable and accrued expenses of $12,331.

Our net cash used by operations was $150,966 for the nine months ended July 31, 2009.  For the nine months ended July 31, 2009, we had a net loss from continuing operations of $27,295, and net income from discontinued operations of $663,189.  These included non-cash items such as depreciation in the amount of $2,613, a recovery of bad debt of $2,209, and a gain on sale of assets included in discontinued operations of $778,097.  We had cash provided due to a decrease in accounts and other receivables of $4,234 and a decrease in prepaid expenses and deposits of $5,051.  These were offset by an increase in G.S.T. and P.S.T. receivable of $2,794, a decrease in accounts payable and accrued expenses of $15,546, and a decrease in G.S.T. and P.S.T. payable of $112.

During the nine months ended July 31, 2010, we used cash from investing activities of $581,170, which was the purchase of a guaranteed investment certificate.  During the nine months ended July 31, 2009, we had net cash provided by investing activities of $885,789, which were the proceeds from the sale of assets.

We had no cash flows from financing activities for the nine months ended July 31, 2010.  For the nine months ended July 31, 2009 we used net cash from financing activities of $40,000, which was the purchase of treasury stock.

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

There were no changes in internal control over our financial reporting that occurred during the nine-month period ending July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No matters were submitted to a vote of security holders during the quarter ended July 31, 2010.

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

Dated:  September 14, 2010

VAULT AMERICA, INC., a Nevada corporation

By:  _/s/ Harold F. Schultz________________________

Harold F. Schultz

Chairman of the Board, President, Chief Financial

Officer and Chief Executive Officer