Form 10-K
period 2010-10-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2010-12-23
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-K

__________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from              to

Commission File No. 333-74928

VAULT AMERICA, INC.

(Exact Name of Registrant as specified in its Charter)

______________________________________

Nevada	52-2325923
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

319 Prominence Heights SW Calgary, Alberta	T3H 2Z6
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number, including area code:  (403) 719-5401

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

 ☐Yes    ☑ No

As of December 21, 2010 there were 1,144,324 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer.  As of December 21, 2010 the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board, was approximately $91,545.

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

We continue to look at the geographic regions most significantly affected by higher than average rates of foreclosure and property price declines, with the noted exception of the geographic areas in and around Michigan, where we believe there will be likely longer term property price depression.

The regions where we have the highest level of confidence of better than average price rebounds continue to be in the Southwest.

Employees

We currently have three employees.

     ITEM 1A.     Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and this Item is not applicable to the Company or we are not required to provide the information required under this item.

     ITEM 1B.     Unresolved Staff Comments

None.

     ITEM 2.     PROPERTIES

Vault’s principal offices are located at 319 Prominence Heights SW, Calgary, Alberta T3H 2Z6, telephone number (403) 719-5401.  These offices consist of sufficient multi-use space as is required to maintain the corporate records and conduct business, and is provided at a nominal fee by one of the officers of the company

The Company's management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company's current equipment is in good condition and is suitable for the operations involved.

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

     ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2010.

PART II

    ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Vault had 1,144,324 shares of common stock outstanding as of December 21, 2010.

Number of Shareholders

The number of beneficial shareholders of record of the Common Stock of the Company as of the close of business on December 21, 2010 was approximately 57.

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

Fiscal Period	Average Low	Average High
Fourth Quarter 2010	$0.02	$0.05
Third Quarter 2010	$0.02	$0.05
Second Quarter 2010	$0.02	$0.08
First Quarter 2010	$0.05	$0.18
Fourth Quarter 2009	$0.45	$1.05
Third Quarter 2009	$0.30	$0.65
Second Quarter 2009	$0.35	$0.65
First Quarter 2009	$0.45	$1.25

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Disclosure of Equity Compensation Plans

The Company maintains the 2004 Benefit Plan (the "Benefit Plan"), pursuant to which it may grant equity awards to eligible persons.  The Benefit Plan allows the Board of Directors to issue shares of Vault common stock or grant options to purchase shares of Vault common stock to employees, consultants and advisors of the Company or its subsidiaries.  As of December 21, 2010, no options had been granted or shares issued under the Benefit Plan.  Pursuant to the Company's previous plan, the 2002 Stock Option Plan, 537,500 shares of common stock were issued to the Company's directors and employees of Security Bancorp on December 10, 2004.  Subsequent to that date, the 2002 Stock Option Plan was discontinued and the Company maintains only the Benefit Plan as of the date of this filing.  The table below lists information on our equity compensation plans as of October 31, 2010.

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

Principles of Consolidation

For the

years ended October 31, 2010 and 2009, the consolidated financial statements include the accounts of Vault America, Inc. and its wholly-owned subsidiary, Security Bancorp, Inc.

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

No new stock was issued for non-cash transactions during the years ended October 31, 2010 and 2009.

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

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in ASC 740, Accounting for Income Taxes.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

SELECTED FINANCIAL INFORMATION

Year Ended
	10/31/2010	10/31/2009
Statement of Operations Data:
Total revenue	$ -	$ -
(Loss) from continuing operations	$ (116,266)	$ (12,527)
Income (Loss) from discontinued operations	-	628,041
Net income (loss)	$ (116,266)	$ (615,514)
Net (loss) per share from continuing operations – Basic	$ (0.10)	$ (0.01)
Diluted	$ N/A	$ N/A
Net (loss) per share from discontinued operations – Basic	$ N/A	$ 0.36
Diluted	$ N/A	$ 0.34
Balance Sheet Data:
Total assets	$ 761,460	$ 842,553
Total liabilities	18,081	22,611
Stockholders' equity	$ 743,379	$ 819,942

Results of Operations

Year ended October 31, 2010 compared to year ended October 31, 2009.

Revenues.  There were no revenues from continuing operations for the years ended October 31, 2010 or 2009.

Cost of Sales and Gross Profit.  There were no costs of sales for the years ended October 31, 2010 or 2009.

Selling, General and Administration Expenses.  We had $116,266 of selling, general and administrative expenses for the year ended October 31, 2010, which were mainly management and professional fees.  We had selling, general and administrative expenses of $12,527 for the year ended October 31, 2009, which were mainly professional fees.

(Loss) From Continuing Operations.  We had a net loss from continuing operations of $116,266 for the year ended October 31, 2010, compared to a net loss from continuing operations of $12,527 for the year ended October 31, 2009.

Income (Loss) From Discontinued Operations.  We had no discontinued operations for the year ended October 31, 2010.  We had net income from discontinued operations of $628,041 for the year ended October 31, 2009, due to the sale of most of the assets of Security Bancorp, Inc. during the year ended October 31, 2009.

Corporation Income Taxes. Corporation income tax for the years ended October 31, 2010 and 2009 was $-0-.  No income tax expense was due for the years ended October 31, 2010 and 2009 due to the operating losses and net operating loss carryforwards.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the year ended October 31, 2010, the average exchange rate was 1.03887 United States dollars to Canadian dollars.  This is a 13% decrease from the year ended October 31, 2009 in which the average exchange rate was 1.17006 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have no material fixed expenses per year.

Working capital is summarized and compared as follows:

	October 31,
	2010	2009
Current assets	$ 165,542	$ 840,811
Current liabilities	18,081	22,611
Working capital	$ 147,461	$ 818,200

On November 5, 2008, the Company completed the sale of the ATM assets of its wholly owned subsidiary, Security Bancorp, Inc. for a total purchase price of $1,080,000 Canadian dollars.

Our net cash used by operations was $119,855 for the year ended October 31, 2010.  We had a net loss from operations of $116,266, which included non-cash depreciation in the amount of $588.  We had cash provided by a decrease in G.S.T. and P.S.T receivable in the amount of $444.  These were offset by an increase in prepaid expenses and deposits of $91 and a decrease in accounts payable and accrued expenses of $4,530.

Our net cash used by operations was $159,380 for the year ended October 31, 2009.  We had a net loss from continuing operations of $12,527, and a net income from discontinued operations of $628,041.  These included non-cash items such as depreciation in the amount of $2,494, a recovery of bad debt in the amount of $2,222, a loss on disposal of fixed assets of $125 and a gain on sale of assets included in discontinued operations of $777,735.  We also had cash provided by a decrease in accounts and other receivables of $4,297, and a decrease in prepaid expenses and deposits of $4,881.  This was offset by an increase in accounts payable and accrued expenses of $5,590, an increase in G.S.T and P.S.T. receivable of $1,032 and a decrease in G.S.T. and P.S.T. payable of $112.

Our net cash used by investing activities was $594,764 for the year ended October 31, 2010, which was due to the purchase of a guaranteed investment certificate.

Our net cash provided by investing activities was $885,789 for the year ended October 31, 2009, which represent proceeds from the sale of Security Bancorp Inc.’s assets.

We had no cash flows from financing activities for the year ended October 31, 2010.  Our net cash used by financing activities was $40,000 for the year ended October 31, 2009.  This was due to the purchase of our common stock to place in treasury for the year ended October 31, 2009.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company's Form 10-K, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and are generally set forth below and particularly discussed in the Company's Form 10-K for the year ended October 31, 2010.

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

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The names of our directors and executive officers, their ages, and certain other information about them are set forth below:

Name	Age	Position	Term Began
Harold F. Schultz	78	Chairman of the Board, President, CEO, CFO	April, 2001
Darwyn Ross	48	Director	July, 2004

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

PO Box 15040

Calgary, Albert  T3H 0N8

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended October 31, 2010, all Reporting Persons timely complied with all applicable filing requirements.

Item 11.   Executive Compensation

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US $)	Bonus (US $)	Other Annual Compensation (US $)	Restricted Stock Awards (US $)	Securities Underlying Options (#)	LTIP Payouts
Harold Schultz (President, CEO & CFO	2008	49,800	0	0	0	0	0
	2009	49,800	0	0	300,000	0	0
	2010	57,690	0	0	0	0	0

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

There were 1,144,324 common shares outstanding as of December 21, 2010.  The following tabulates holdings of shares of Vault by each person who, subject to the above, as of December 21, 2010, holds of record or is known by Management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Vault individually and as a group.

SHARE OWNERSHIP AS OF DECEMBER 21, 2010
Name and Address of Beneficial Owner (1)	Amount of Common Shares Owned	Percent of Common Shares Owned

Harold F. Schultz (2) (3)	1,042,653	91.11%
PO Box 15040
Calgary, Alberta, Canada T3H 0N8

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

Item 13.    Certain Relationships And Related Transactions, And Director Independence

Since inception, Vault, through its wholly owned subsidiary, Security Bancorp Inc., has had an arrangement with Advance Contracting Services Ltd., whose sole shareholder, officer and director is Harold F. Schultz, President of Vault.  As part of this arrangement, Security Bancorp pays a monthly management fee to Advance in the amount of CDN$5,000 (approximately US$4,800) for Mr. Schultz's services to Security Bancorp.  No written agreement has been entered into and this arrangement is terminable at will.

Item 14.    Principal Accountant Fees And Services

The following table presents fees for professional services rendered by Weaver & Martin, LLC, for the audit of the Company's annual consolidated financial statements for fiscal 2010 and 2009.

	2010	2009

Audit Fees	$30,000	$30,000
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$30,000	$30,000

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

Date:  December 21, 2010

By:  _/s/ Harold F. Schultz________________________

Harold F. Schultz

Chairman of the Board, President, Chief Financial

Officer and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Harold F. Schultz Harold F. Schultz	Chairman of the Board, President, Chief Financial Officer and Chief Executive Officer	December 21, 2010
/s/ Darwyn Ross Darwyn Ross	Director	December 21, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Vault America, Inc. and Subsidiaries

Formerly known as Moneyflow Systems International, Inc.

We have audited the accompanying consolidated balance sheets of Vault America, Inc. and Subsidiaries as of October 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  Vault America, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vault America, Inc. and Subsidiaries as of October 31, 2010 and 2008, and the results of its consolidated operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Weaver & Martin, LLC

Kansas City, Missouri

December 21, 2010

VAULT AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

OCTOBER 31, 2010 AND 2009

	2010	2009
ASSETS CURRENT ASSETS
Cash and cash equivalents	$ 164,535	$ 839,451
G.S.T. and P.S.T. receivable	588	1,032
Prepaid expenses and other current assets	419	328
TOTAL CURRENT ASSETS	165,542	840,811

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $8,835 and $8,247	1,154	1,742

OTHER ASSETS
Guaranteed investment certificate	594,764	-

TOTAL ASSETS	$ 761,460	$ 842,553

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (CONTINUED)

OCTOBER 31, 2010 AND 2009

	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 18,081	$ 22,611

STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share; Authorized, 70,000 shares; Issued and outstanding, 790 shares at October 31, 2010 and 2009	10	10
Preferred “B” stock, par value $.001 per share; Authorized, 1,000 shares; Issued and outstanding, 1,000 shares at October 31, 2010 and 2009	1	1
Common stock, par value $.001 per share; Authorized, 50,000,000 shares; Issued and outstanding, 1,144,324 shares at October 31, 2010 and 2009	1,144	1,144
Paid in capital in excess of par value of stock	3,539,621	3,539,621
Accumulated deficit	(2,911,177)	(2,794,911)
Accumulated other comprehensive income (primarily cumulative translation adjustment)	162,780	123,077
	792,379	868,942
Less treasury stock of 2,012,000 shares at October 31, 2010 and 2009, at cost	(49,000)	(49,000)

TOTAL STOCKHOLDERS’ EQUITY	743,379	819,942
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 761,460	$ 842,553

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

	2010	2009

TOTAL REVENUES	-	-
COST AND EXPENSES
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	116,266	12,527

(LOSS) FROM CONTINUING OPERATIONS BEFORE CORPORATION INCOME TAXES	(116,266)	(12,527)

CORPORATION INCOME TAXES	-	-
NET (LOSS) FROM CONTINUING OPERATIONS	(116,266)	(12,527)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	628,041

NET INCOME (LOSS)	$ (116,266)	$ 615,514

NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE
BASIC	$ (0.10)	$ (0.01)
DILUTED	$ N/A	$ N/A

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER COMMON SHARE
BASIC	$ N/A	$ 0.36
DILUTED	$ N/A	$ 0.34

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	1,144,324	1,736,105
DILUTED	1,144,324	1,815,105

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

	2010	2009
NET INCOME (LOSS)	$ (116,266)	$ 615,514
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	39,703	71,788
NET COMPREHENSIVE INCOME (LOSS)	$ (76,563)	$ 687,302

See accompanying notes.

VAULT AMERICAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

	Preferred “A” Stock		Preferred “B” Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, October 31, 2008	790	$ 10	1,000	$ 1	3,144,324	$ 1,144

Acquisition of treasury stock	-	-	-	-	(2,000,000)	-

Net income for the year ended October 31, 2009	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-

Balance, October 31, 2009	790	10	1,000	1	1,144,324	1,144

Net (loss) for the year ended October 31, 2010	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-

Balance, October 31, 2010	790	$ 10	1,000	$ 1	1,144,324	$ 1,144

Paid-In
Capital In		Accumulated
Excess of Par		Other
Value of	Accumulated	Comprehensive	Treasury Stock
Stock	Deficit	Income	Shares	Amount	Total

$ 3,539,621	$(3,410,425)	$ 51,289	12,000	$ (9,000)	$ 172,640

-	-	-	2,000,000	(40,000)	(40,000)

-	615,514	-	-	-	615,514

-	-	71,788	-	-	71,788

3,539,621	(2,794,911)	123,077	2,012,000	(49,000)	819,942

-	(116,266)	-	-	-	(116,266)

-	-	39,703	-	-	39,703

$ 3,539,621	$(2,911,177)	$ 162,780	2,012,000	$ (49,000)	$ 743,379

VAULT AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$ (116,266)	$ (12,527)
Net income from discontinued operations	-	628,041
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	588	2,494
Recovery of bad debt	-	(2,222)
Loss on disposal of fixed assets	-	125
Gain on sale of assets included in discontinued operations	-	(777,735)
Changes in operating assets and liabilities:
Accounts and other receivables	-	4,297
G.S.T and P.S.T. receivable	444	(1,032)
Prepaid expenses and deposits	(91)	4,881
Accounts payable and accrued expenses	(4,530)	(5,590)
G.S.T and P.S.T. payable	-	(112)
Net cash (used) by operating activities	(119,855)	(159,380)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of guaranteed investment certificate	(594,764)	-
Proceeds from sale of assets	-	885,789
Net cash provided (used) by investing activities	(594,764)	885,789
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	-	(40,000)
Net cash (used) by financing activities	-	(40,000)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	39,703	71,788

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

	2010	2009
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ (674,916)	$ 758,197
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	839,451	81,254
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 164,535	$ 839,451

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest	$ -	$ -

Taxes	$ -	$ -

See accompanying notes

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and History of Company – Vault America, Inc. (hereinafter referred to as the Company) was organized on April 25, 2001, under the laws of the State of Nevada.  The Company operates as a holding company for acquisitions of subsidiaries.

Presentation – The financial statements have been prepared in accordance with auditing standards generally accepted in the United States of America.

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

Principles of Consolidation – For the year ended October 31, 2010 and 2009, the Company was consolidated with its wholly-owned subsidiary, Security Bancorp Inc. (“SBI”).  All material inter-company accounts and transactions have been eliminated.

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

Depreciation expense was $588 and $2,494 for the years ended October 31, 2010 and 2009, respectively.

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

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

Income Taxes - Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in ASC 740, "Accounting for Income Taxes".  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

U.S. Corporation income tax returns and Canadian Corporation income tax returns are subject to examination for the years ended December 31, 2010, 2009, and 2008.

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

Net Income (Loss) Per Share - The Company adopted ASC 260 that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share are excluded.

Corporation Income Taxes – No corporation income tax expense was due for the years ended October 31, 2010 and 2009 due to the availability of net operating loss carry forward from current and prior years.

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial Instruments

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  The Companies place their temporary cash investments in reputable financial institutions.

Recent Accounting Pronouncements

In September 2006, the Company adopted ASC 250. ASC 250 was issued to provide consistency to how companies quantify financial statement misstatements. ASC 250 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures. Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial. We adopted ASC 250 in connection with the preparation of our annual financial statements for the years ended October 31, 2010 and 2009 and found no adjustments necessary.

In September 2006, the Company adopted ASC 820, Fair Value Measurements.  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of ASC 820 are to be applied prospectively upon adoption, except for limited specified exceptions. We are evaluating the requirements of ASC 820 and do not expect the adoption to have a material impact on our consolidated balance sheet or statement of operations.

In June 2006, the Company adopted ASC 740, Accounting for Uncertainty in Income Taxes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with ASC 260, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740 is effective for fiscal years beginning after December 15, 2006 and will be adopted by us on November 1, 2007. We do not expect the adoption of ASC 740 to have a material impact on our consolidated balance sheet or statement of operations.

2.

GUARANTEED INVESTMENT CERTIFICATE

The Company has a guaranteed investment certificate in the amount of $594,764.  The certificate is due on February 23, 2012 and receives interest at a rate of 1.65% per year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

3.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:	2010	2009
Furniture and fixtures	$ 1,252	$ 1,252
Computer equipment	8,737	8,737
Total property and equipment	9,989	9,989
Less accumulated depreciation	(8,835)	(8,247)
Property and equipment, net	$ 1,154	$ 1,742

4.

INCOME TAXES

Pretax Income (Loss)	2010	2009
United States of America	$ (2,193)	$ 131,682
Canadian	(114,073)	483,832
Total	$ (116,266)	$ 615,514

Provision (Benefit)

The provision (benefit) for/or refund of income taxes for the years ended October 31, 2010 and 2009 consist of the following:

Current	2010	2009
United States of America	$ -	$ -
Canadian	-	-
Deferred
United States of America	-	-
Canadian	-	-
Total provision (benefit)	$ -	$ -

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at October 31, 2010:

	US Companies in US Dollars	Canadian Companies In US Dollars	Total In US Dollars
Net operating loss carryforwards	$ 479,000	$ 155,000	$ 634,000
Less valuation allowance	(479,000)	(155,000)	(634,000)
Net deferred tax assets	$ -	$ -	$ -

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

4.

INCOME TAXES (CONTINUED)

Summary of valuation allowance:

	2010	2009
Balance, beginning of year	$ 645,000	$ 1,562,000
Increase (Decrease) for the year	(11,000)	(917,000)
Balance, end of year	$ 634,000	$ 645,000

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

Net Operating Loss Carryforwards

United States Corporation Income Taxes

Year of Loss	Amount	Expiration Date
October 31, 2001	$ 40,000	October 31, 2021
October 31, 2002	549,000	October 31, 2022
October 31, 2004	29,000	October 31, 2024
October 31, 2005	587,000	October 31, 2025
October 31, 2006	-	October 31, 2026
October 31, 2007	2,000	October 31, 2027
October 31, 2008	19,000	October 31, 2028
October 31, 2009	-	October 31, 2029
October 31, 2010	3,000	October 31, 2030
	$ 1,229,000

Canadian Corporation Income Taxes

Year of Loss	Amount in Canadian Dollars	Amount In US Dollars	Expiration Date
October 31, 2004	236,000	220,000	October 31, 2014
October 31, 2005	190,000	177,000	October 31, 2015
October 31, 2006	1,000	1,000	October 31, 2026
October 31, 2007	3,000	3,000	October 31, 2027
October 31, 2008	-	-	October 31, 2015
October 31, 2009	-	-	October 31, 2016
October 31, 2010	118,000	114,000	October 31, 2030
Net deferred tax assets	$ 548,000	$ 515,000

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

5.

EMPLOYEE STOCK OPTIONS

On July 24, 2004, the Company adopted the 2004 Benefit Plan of Vault America, Inc. (the “Plan”). Under the Plan, the Company may issue stock, or grant options to acquire the Company’s common stock, par value $0.001, from time to time to employees of the Company or its subsidiaries. In addition, at the discretion of the Board or Directors, benefits may from time to time be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries, but are not employees of the Company or its subsidiaries, provided that bona fide services shall be rendered by consultants and advisors and such services must not be in connection with the offer or sale of securities in a capital raising-transaction.

The Plan is administered by the Company’s Board of Directors and the Company has reserved a total of 2,500,000 shares of common stock under the Plan. Options granted under this Plan will have terms, vesting and expiration dates as determined by the Plan’s Administrator at the time of grant.

There was no option activity for the years ended October 31, 2010 and 2009.

6.

COMMON STOCK

There was no common stock activity for the year ended October 31, 2010.

During the year ended October 31, 2009, the Company had the following transactions in relation to shares of common stock:

On February 18, 2009, the Company acquired 2,000,000 shares of its common shares from two of the Company’s officers and directors, for an aggregated consideration of $40,000.  The shares have been returned to treasury and will be available for issuance at a later date.

7.

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

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

7.

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

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

7.

PREFERRED STOCK (CONTINUED)

There was no issuance of Preferred “A” stock during the years ended October 31, 2010 and 2009.

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

There was no issuance of Preferred “B” stock during the years ended October 31, 2010 and 2009.

8.

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

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

9.

DISCONTINUED OPERATIONS

Security Bancorp, Inc.

On November 5, 2008, the Company announced that it had successfully completed the sale of the ATM assets of its wholly owned subsidiary, Security Bancorp, Inc.  The terms of the agreement will result in a total cash payment of $1,080,000 Canadian dollars, with a value in U.S. Dollars of $864,948 at the date of the sale.

The purchase price is allocated as follows:

Canadian Dollars
ATM Contracts	$ 992,551
SBI-owned ATM's on location	53,449
ATM's in house inventory	15,000
ATM parts inventory	15,000
Furniture and office equipment	4,000
$ 1,080,000

The following Security Bancorp, Inc. amounts have been segregated from continuing operations and reported as discontinued operations as of October 31, 2009:

U.S. Dollars
Revenues	$ 3,736
Costs and expenses	(175,146)
Net (loss) from discontinued operations before gain on sale of assets and income taxes	(171,410)
Gain on sale of assets	799,451
Income taxes	-
Net income from discontinued operations	$ 628,041

10.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements were available for issue.  There were no subsequent events related to these financial statements.