Form 10-Q
period 2011-01-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2011-03-16
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-Q

__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-74928

VAULT AMERICA, INC.

(Exact Name of Registrant as specified in its Charter)

______________________________________

Nevada	52-2325923
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

PO Box 15040 Calgary, Alberta	T3H 0N8
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number, including area code:  (403) 719-5401

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

As of March 15, 2011, there were 1,144,324 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer.

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2011 AND OCTOBER 31, 2010

	(Unaudited)
	January 31, 2011	October 31, 2010
ASSETS CURRENT ASSETS
Cash and cash equivalents	$ 170,564	$ 164,535
G.S.T and P.S.T. receivable	401	588
Prepaid expenses and other current assets	210	419
TOTAL CURRENT ASSETS	171,175	165,542

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $9,662 and $8,835	1,043	1,154

OTHER ASSETS
Guaranteed investment Certificate	599,640	594,764

TOTAL ASSETS	$ 771,858	$ 761,460

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

JANUARY 31, 2011 AND OCTOBER 31, 2010

	(Unaudited)
	January 31, 2011	October 31, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 24,666	$ 18,081

STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share; Authorized, 70,000 shares; Issued and outstanding, 790 shares at January 31, 2011 and October 31, 2010	10	10
Preferred “B” stock, par value $.001 per share; Authorized, 1,000 shares; Issued and outstanding, 1,000 shares at January 31, 2011 and October 31, 2010	1	1
Common stock, par value $.001 per share; Authorized, 50,000,000 shares; Issued and outstanding, 1,144,324 shares at January 31, 2011 and October 31, 2010	1,144	1,144
Paid in capital in excess of par value of stock	3,539,621	3,539,621
Accumulated deficit	(2,921,843)	(2,911,177)
Accumulated other comprehensive income (primarily cumulative translation adjustment)	177,259	162,780
	796,192	792,379
Less treasury stock of 2,012,000 shares at January 31, 2011 and October 31, 2010, at cost	(49,000)	(49,000)

TOTAL STOCKHOLDERS’ EQUITY	747,192	743,379
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 771,858	$ 761,460

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

(UNAUDITED)

	2011	2010

TOTAL REVENUES	$ -	$ -
GENERAL AND ADMINISRATIVE EXPENSES	47,194	40,017
(LOSS) FROM CONTINUING OPERATIONS	(47,194)	(40,017)

OTHER INCOME
Income from legal settlement	33,748	-
Interest Income	2,780	511
TOTAL OTHER INCOME	36,528	511

(LOSS) FROM OPERATIONS BEFORE CORPORATION INCOME TAXES	(10,666)	(39,506)
CORPORATION INCOME TAXES	-	-
NET (LOSS)	$ (10,666)	$ (39,506)

NET (LOSS) FROM OPERATIONS PER COMMON SHARE- BASIC AND DILUTED	$ 0.00	$ (0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,144,324	1,144,324

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

(UNAUDITED)

	2011	2010
NET (LOSS)	$ (10,666)	$ (39,506)
OTHER COMPREHENSIVE INCOME	14,479	1,583
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	$ 3,813	$ (37,923)
NET COMPREHENSIVE INCOME (LOSS)

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$ (10,666)	$ (39,506)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	111	170
Changes in operating assets and liabilities:
G.S.T. and P.S.T. receivable	187	370
Prepaid expenses and deposits	209	328
Accounts payable and accrued expenses	6,585	(10,888)
Net cash (used) by operating activities	(3,574)	(49,526)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of guaranteed investment certificate	(4,876)	-
Net cash (used) by investing activities	(4,876)	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	14,479	1,583

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,029	(47,943)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	164,535	839,451
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 170,564	$ 791,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest	$ -	$ -

Taxes	$ -	$ -

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented.  Operating results for the three months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ended October 31, 2011.  Accordingly, your attention is directed to the footnote disclosures found in the October 31, 2010 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

Nature of Business and History of Company - Vault America, Inc. (hereinafter referred to as the Company) was organized on April 25, 2001, under the laws of the State of Nevada.  The Company operates as a holding company for future acquisitions of subsidiaries.

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

Principles of Consolidation - For the three months ended January 31, 2011 and 2010, the Company was consolidated with its wholly-owned subsidiary, Security Bancorp, Inc. (“SBI”).  All material intercompany accounts and transactions have been eliminated.

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

The Company depreciates the property and equipment on the straight-line method as follows:

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

JANUARY 31, 2011

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Common Stock Issued for Non-Cash Transactions - It is the Company’s policy to value stock issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated.

Treasury Stock - The Company intends to hold repurchased shares in Treasury for general corporate purposes, including issuances under the employee stock option plan. The Company accounts for the Treasury stock using the cost method.

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

Net Income (Loss) Per Share - The Company adopted ASC 260, “Earnings Per Share,” that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share are excluded.

Concentration of Credit Risk - Financial Instruments

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  The Companies place their temporary cash investments in reputable financial institutions.

2.

LEGAL SETTLEMENT

The Company received $33,748 from previous lawsuits, which includes a settlement in the amount of $24,883, as well as the reimbursement of legal fees for a second lawsuit in the amount of $8,865.

3.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 2, 2011, the date which the financial statements were available for issue.  There were no subsequent events related to these financial statements.

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

Principles of Consolidation

For the three months ended January 31, 2011 and 2010, the consolidated financial statements include the accounts of Vault America, Inc. and its wholly-owned subsidiary, Security Bancorp, Inc.

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

No new stock was issued for non-cash transactions during the three months ended January 31, 2011 and 2010.

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

SELECTED FINANCIAL INFORMATION

Three Months Ended
	1/31/2011	1/31/2010
Statement of Operations Data:
Total revenue	$ -	$ -
Net (loss)	$ (10,666)	$ (39,506)
Net (loss) per share from operations - Basic and Diluted	$ 0.00	$ (0.03)
Balance Sheet Data:
Total assets	$ 771,858	$ 793,742
Total liabilities	24,666	11,723
Stockholders' equity	$ 747,192	$ 782,019

Results of Operations

Three months ended January 31, 2011 compared to three months ended January 31, 2010.

Revenues.  There were no revenues from continuing operations for the three months ended January 31, 2011 or 2010.

Cost of Sales and Gross Profit.  There were no costs of sales for the three months ended January 31, 2011 or 2010.

General and Administration Expenses.  We had $47,194 of general and administrative expenses for the three months ended January 31, 2011, which were mainly management and professional fees.  We had general and administrative expenses of $40,017 for the three months ended January 31, 2010, which were mainly professional fees.

Net Income (Loss).  We had a net loss of $10,666 for the three months ended January 31, 2011, which was primarily due to two legal settlements totaling $33,748, offset by the general and administrative expenses.  We had a net loss of $40,017 for the three months ended January 31, 2010.

Corporation Income Taxes. Corporation income tax for the three months ended January 31, 2011 and 2010 was $-0-.  No income tax expense was due for the three months ended January 31, 2011 and 2010 due to the operating losses and net operating loss carryforwards.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the three months ended January 31, 2011, the average exchange rate was 1.00470 United States dollars to Canadian dollars, compared to the three months ended January 31, 2010 in which the average exchange rate was 1.05440 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have no material fixed expenses per year.

Working capital is summarized and compared as follows:

	January 31
	2011	2010
Current Assets	$ 171,175	165,542
Current Liabilities	24,666	18,081
Working capital	$ 146,509	$ 147,461

Our net cash used by operations was $3,574 for the three months ended January 31, 2010.  We had a net loss of $10,666, which included non-cash depreciation in the amount of $111.  We had cash provided by a decrease in G.S.T. and P.S.T receivable in the amount of $187, a decrease in prepaid expenses and deposits of $209, and an increase in accounts payable and accrued expenses of $6,585.

Our net cash used by operations was $49,526 for the three months ended January 31, 2010.  We had a net loss of $39,506, which included non-cash depreciation in the amount of $170.  We also had cash provided by a decrease in G.S.T. and P.S.T. receivable of $370, and a decrease in prepaid expenses and deposits of $328.  This was offset by a decrease in accounts payable and accrued expenses of $10,888.

Our net cash used by investing activities was $4,876 for the three months ended January 31, 2011, which was due to the purchase of a guaranteed investment certificate.  There were no cash flows from investing activities for the three months ended January 31, 2010.

We had no cash flows from financing activities for the three months ended January 31, 2011 and 2010.

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

There were no changes in internal control over our financial reporting that occurred during the three -month period ending January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended January 31, 2011.

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

Dated:  March 15, 2011

VAULT AMERICA, INC., a Nevada corporation

By:  /s/ Harold F. Schultz________________________

Harold F. Schultz

Chairman of the Board, President, Chief Financial

Officer and Chief Executive Officer