Form 10-K/A
period 2010-10-31
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2011-04-29
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-K/A

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

Documents Incorporated by Reference:   None.

Transitional Small Business Disclosure Format:       ☐Yes    ☑ No

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A is to respond to comments received by Vault America, Inc. from the Securities and Exchange Commission's Division of Corporation Finance in a letter dated March 29, 2011 ("Comment Letter") regarding our previously filed Annual Report on Form 10-K for the year ended October 31, 2010, filed with the Securities and Exchange Commission on December 23, 2010 ("Form 10-K").  In accordance with the suggestions made in the Comment letter, in this amendment, Item 9a. "Controls and Procedures," beginning on page 9 of this Amendment, has been revised.  Further, two of the Exhibits referenced in the footnotes have been included as these were erroneously omitted in the original filing.

With the exception of the addition of two Superscript footnote items, there are no changes to the Original Form 10-K other than those outlined above.  Except as required to reflect the changes noted above, this Amendment No. 1 on Form 10-K/A does not attempt to modify or update any other disclosures set forth in our Original Form 10-K.  Furthermore, this Amendment No. 1 on Form 10-K/A does not purport to provide a general update or discussion of any other developments of Vault America, Inc. to the filing of the Original Form 10-K.

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

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have no material fixed expenses per year.

Working capital is summarized and compared as follows:

	October 31,
	2010	2009
Current assets	$ 65,542	840,811
Current liabilities	$ 18,081	22,611
Working capital	$ 147,461	818,200

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

Item 9.         Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9a.    Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of October 31, 2010 that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Operations Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of October 31, 2010, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of October 31, 2010.

Management assessed the effectiveness of the company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee: We do not have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing audit committee members in the future.

Management, including our Chief Executive Officer and Chief Operating Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9b.   Other Information

Vault previously reported on its Form 8-K filed on November 12, 2008, that the Company completed the sale of the ATM assets of its wholly owned subsidiary, Security Bancorp, Inc. for a total purchase price of $1,200,000.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The names of our directors and executive officers, their ages, and certain other information about them are set forth below:

Name	Age	Position	Term Began
Harold F. Schultz	76	Chairman of the Board, President, CEO, CFO	April, 2001
Darwyn Ross	48	Director	July, 2004

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