Form 10-Q
period 2011-04-30
MONEYFLOW SYSTEMS INTERNATIONAL INC
filed 2011-06-13
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-Q

__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

As of June 9, 2011, there were 1,144,324 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer.

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 30, 2011 AND OCTOBER 31, 2010

	(Unaudited)
	April 30, 2011	October 31, 2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 127,408	$ 164,535
G.S.T and P.S.T. receivable	454	588
Prepaid expenses and other current assets	440	419

TOTAL CURRENT ASSETS	128,302	165,542

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $10,316 and
$8,835	959	1,154

OTHER ASSETS
Guaranteed investment Certificate	644,042	594,764

TOTAL ASSETS	$ 773,303	$ 761,460

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

APRIL 30, 2011 AND OCTOBER 31, 2010

	(Unaudited)
	April 30, 2011	October 31, 2010

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 12,348	$ 18,081

STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share;
Authorized, 70,000 shares;
Issued and outstanding, 790 shares at April 30, 2011
and October 31, 2010	10	10
Preferred “B” stock, par value $.001 per share;
Authorized, 1,000 shares;
Issued and outstanding, 1,000 shares at April 30,
2011 and October 31, 2010	1	1
Common stock, par value $.001 per share;
Authorized, 50,000,000 shares;
Issued and outstanding, 1,144,324 shares at April 30,
2011 and October 31, 2010	1,144	1,144
Paid in capital in excess of par value of stock	3,539,621	3,539,621
Accumulated deficit	(2,948,272)	(2,911,177)
Accumulated other comprehensive income
(primarily cumulative translation adjustment)	217,451	162,780

	809,955	792,379
Less treasury stock of 2,012,000 shares at April 30, 2011
and October 31, 2010, at cost	(49,000)	(49,000)

TOTAL STOCKHOLDERS’ EQUITY	760,955	743,379

TOTAL LIABILITIES AND STOCKHOLDERS’	$ 773,303	$ 761,460
EQUITY

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

(UNAUDITED)

                                                                                                                                        Three Months Ended                  Six Months Ended
                                                                                                                                                     April 30                                      April 30
                                                                                                                                       2011              2010                   2011                 2010

TOTAL REVENUES	$ -	$ -	$ -	$ -
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	29,519	32,596	76,713	72,613

(LOSS) FROM OPERATIONS	(29,519)	(32,596)	(76,713)	(72,613)

OTHER INCOME
Income from legal settlement	-	-	33,748	-
Interest income	3,090	1,865	5,870	2,320

TOTAL OTHER INCOME	3,090	1,865	39,618	2,320

(LOSS) FROM OPERATIONS BEFORE CORPORATION INCOME TAXES	(26,429)	(30,731)	(37,095)	(70,293)

CORPORATION INCOME TAXES	-	-	-	-

NET (LOSS)	$ (26,429)	$ (30,731)	$ (37,095)	$ (70,293)

NET (LOSS) FROM OPERATIONS PER COMMON SHARE – BASIC AND DILUTED	$ (0.02)	$ (0.03)	$ (0.03)	$ (0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	1,144,324	1,144,324	1,144,324	1,144,324

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

(UNAUDITED)

	Three Months Ended April 30		Six Months Ended April 30
	2011	2010	2011	2010
NET (LOSS)	$ (26,429)	$ (30,731)	$ (37,095)	$ (70,293)
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION
ADJUSTMENT	40,192	50,357	54,671	51,940
NET COMPREHENSIVE INCOME (LOSS)	$ 13,763	$ 19,626	$ 17,576	$ (18,353)

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010

(UNAUDITED)

   2011

                             2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$ (37,095)	$ (70,293)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	195	252
Changes in operating assets and liabilities:
G.S.T. and P.S.T. receivable	134	346
Prepaid expenses and deposits	(21)	(511)
Accounts payable and accrued expenses	(5,733)	(10,750)
Net cash (used) by operating activities	(42,520)	(80,956)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and increase in value of guaranteed investment certificate	(49,278)	(598,061)
Net cash (used) by investing activities	(49,278)	(598,061)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	54,671	51,940

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,127)	(627,077)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	164,535	839,451
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 127,408	$ 212,374

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest	$ -	$ -

Taxes	$ -	$ -

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2011

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented.  Operating results for the six months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ended October 31, 2011.  Accordingly, your attention is directed to the footnote disclosures found in the October 31, 2010 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

Principles of Consolidation – For the six months ended April 30, 2011 and 2010, the Company was consolidated with its wholly-owned subsidiary, Security Bancorp, Inc. (“SBI”).  All material intercompany accounts and transactions have been eliminated.

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

The Company depreciates the property and equipment on the straight-line method as follows:

Furniture and fixtures

10 years

Computer equipment

5 years

Long-Lived Assets – The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Long-lived assets consist primarily of fixed assets.  There were no impairment losses recorded on these financial statements.

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2011

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Vault America, Inc. (hereinafter referred to as the Company) was organized on April 25, 2001, under the laws of the State of Nevada.  The Company operates as a holding company for its operating subsidiaries and future acquisitions.

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

Principles of Consolidation

For the three and six months ended April 30, 2011 and 2010, the consolidated financial statements include the accounts of Vault America, Inc. and its wholly-owned subsidiary, Security Bancorp, Inc.

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

No new stock was issued for non-cash transactions for the six months ended April 30, 2011 and 2010.

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

SELECTED FINANCIAL INFORMATION

	Three Months Ended		Six Months Ended
	4/30/2011	4/30/2010	4/30/2011	4/30/2010
Statement of Operations Data:
Total revenue	$ -	$ -	$ -	$ -
(Loss) from operations	(29,519)	(32,596)	(76,713)	(72,613)
Net (loss)	$ (26,429)	$ (30,731)	$ (37,095)	$ (70,293)
Net (loss) per share from operations – Basic and Diluted	$ (0.02)	$ (0.03)	$ (0.03)	$ (0.06)

Balance Sheet Data:
Total assets			$ 773,303	$ 813,450
Total liabilities			$ 12,348	$ 11,861
Stockholders' equity			$ 760,955	$ 801,589

Revenues.  There were no revenues from operations for the six months ended April 30, 2011 or 2010.

Cost of Sales and Gross Profit.  There were no costs of sales for the six months ended April 30, 2011 or 2010.

Selling, General and Administration Expenses.  We had $76,713 of selling, general and administrative expenses for the six months ended April 30, 2011, which were mainly accounting, legal, and management fees.  We had $72,613 of selling, general and administrative expenses for the six months ended April 30, 2010, which were mainly accounting and legal fees.

(Loss) from Operations.  We had a net loss from operations of $37,095 for the six months ended April 30, 2011, which was mainly due to the selling, general and administrative expenses, offset by a legal settlement received of $33,748 and interest income of $5,870.  We had net loss from operations of $70,293 for the six months ended April 30, 2010, which was mainly due to the selling, general and administrative expenses, offset by interest income of $2,320.

Corporation Income Taxes. Corporation income tax for the six months ended April 30, 2011 and 2010 was $-0-.  No income tax expense was due for the six months ended April 30, 2011 and 2010 due to losses and available net operating loss carryforwards.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the six months ended April 30, 2011 the average exchange rate was 0.98970 United States dollars to Canadian dollars.  This is a 5% decrease from the six months ended April 30, 2010 in which the average exchange rate was 1.04163 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have no material fixed expenses per year.

Working capital is summarized and compared as follows:

Working capital is summarized and compared as follows:
	April 30,
	2011	2010
Current assets	$ 128,302	$ 213,899
Current liabilities	12,348	11,861
Working capital	$ 115,954	$ 202,038

Our net cash used by operations was $42,520 for the six months ended April 30, 2011.  We had a net loss of $37,095, which included non-cash depreciation of $195.  We had cash provided by a decrease in G.S.T and P.S.T receivable of $134.  We had cash used by an increase in prepaid expenses and deposits of $21 and a decrease in accounts payable and accrued expenses of $5,733.

Our net cash used by operations was $80,956 for the six months ended April 30, 2010.  We had a net loss of $70,293, which included non-cash depreciation of $252.  We had cash provided by a decrease in G.S.T. and P.S.T. receivable of $346.  We had cash used by an increase in prepaid expenses and deposits of $511 and a decrease in accounts payable and accrued expenses of $10,750.

We had net cash used by investing activities of $49,278 and $598,061 for the six months ended April 30, 2011 and 2010, respectively, due to the purchase and increase in value of a guaranteed investment certificate.

There were no cash flows from investing activities for the six months ended April 30, 2011 and 2010.

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

There were no changes in internal control over our financial reporting that occurred during the six-month period ending April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No matters were submitted to a vote of security holders during the quarter ended April 30, 2011.

Item 5. Other Information

No other information required to be disclosed on Form 8-K filed was filed during the quarter.

Item 6. Exhibits
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

Dated:  June 9, 2011

VAULT AMERICA, INC., a Nevada corporation

By:  _/s/ Harold F. Schultz________________________

Harold F. Schultz

Chairman of the Board, President, Chief Financial

Officer and Chief Executive Officer