Form 10-Q
period 2011-07-31
VAULT AMERICA, INC.
filed 2011-09-13
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-Q

__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

As of September 9, 2011, there were 1,144,324 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer.

101.ins	XBRL Instance Document
101.xsd	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.def	XBRL Taxonomy Extension Definition Linkbase Document
101.lab	XBRL Taxonomy Extension Labels Linkbase Document
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 31, 2011 AND OCTOBER 31, 2010

(UNAUDITED)

	July 31, 2011	October 31, 2010
ASSETS CURRENT ASSETS
Cash and cash equivalents	$ 85,438	$ 164,535
G.S.T and P.S.T. receivable	1,784	588
Prepaid expenses and other current assets	1,306	419
TOTAL CURRENT ASSETS	88,528	165,542

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $10,404 and $8,835	815	1,154

OTHER ASSETS
Guaranteed investment Certificate	643,852	594,764

TOTAL ASSETS	$ 733,195	$ 761,460

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

JULY 31, 2011 AND OCTOBER 31, 2010

(UNAUDITED)

	July 31, 2011	October 31, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 10,731	$ 18,081

STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share; Authorized, 70,000 shares; Issued and outstanding, 790 shares at April 30, 2011 and October 31, 2010	10	10
Preferred “B” stock, par value $.001 per share; Authorized, 1,000 shares; Issued and outstanding, 1,000 shares at April 30, 2011 and October 31, 2010	1	1
Common stock, par value $.001 per share; Authorized, 50,000,000 shares; Issued and outstanding, 1,144,324 shares at April 30, 2011 and October 31, 2010	1,144	1,144
Paid in capital in excess of par value of stock	3,539,621	3,539,621
Accumulated deficit	(2,981,789)	(2,911,177)
Accumulated other comprehensive income (primarily cumulative translation adjustment)	212,477	162,780
	771,464	792,379
Less treasury stock of 2,012,000 shares at April 30, 2011 and October 31, 2010, at cost	(49,000)	(49,000)

TOTAL STOCKHOLDERS’ EQUITY	722,464	743,379
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 733,195	$ 761,460

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

(UNAUDITED)

	Three Months Ended July 31		Nine Months Ended July 31
	2011	2010	2011	2010

TOTAL REVENUES	$ -	$ -	$ -	$ -
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	36,721	26,482	113,434	99,095

(LOSS) FROM OPERATIONS	(36,721)	(26,482)	(113,434)	(99,095)

OTHER INCOME
Income from legal settlement	-	16,064	33,748	16,064
Interest income	3,204	2,581	9,074	4,901

TOTAL OTHER INCOME	3,204	18,645	42,822	20,965

(LOSS) FROM OPERATIONS BEFORE CORPORATION INCOME TAXES	(33,517)	(7,837)	(70,612)	(78,130)

CORPORATION INCOME TAXES	-	-	-	-

NET (LOSS)	$ (33,517)	$ (7,837)	$ (70,612)	$ (78,130)

NET (LOSS) FROM OPERATIONS PER COMMON SHARE – BASIC AND DILUTED	$ (0.03)	$ (0.01)	$ (0.06)	$ (0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	1,144,324	1,144,324	1,144,324	1,144,324

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

(UNAUDITED)

	Three Months Ended July 31		Nine Months Ended July 31
	2011	2010	2011	2010

NET (LOSS)	$(33,517)	$(7,837)	$(70,612)	$ (78,130)

OTHER COMPREHENSIVE INCOME

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(4,974)	(20,785)	49,697	31,155

NET COMPREHENSIVE (LOSS)	$ (38,491)	$ (28,622)	$ (20,915)	$ (46,975)

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010

(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$ (70,612)	$ (78,130)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	339	468
Changes in operating assets and liabilities:
G.S.T. and P.S.T. receivable	(1,196)	1,032
Prepaid expenses and deposits	(887)	(301)
Accounts payable and accrued expenses	(7,350)	(12,331)
Net cash (used) by operating activities	(79,706)	(89,262)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and increase in value of guaranteed investment certificate	(49,088)	(585,166)
Net cash (used) by investing activities	(49,088)	(585,166)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	49,697	31,155

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(79,097)	(643,273)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	164,535	839,451
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 85,438	$ 196,178

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest	$ -	$ -

Taxes	$ -	$ -

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2011 AND 2010

(UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented.  Operating results for the nine months ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ended October 31, 2011.  Accordingly, your attention is directed to the footnote disclosures found in the October 31, 2010 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

Principles of Consolidation – For the nine months ended July 31, 2011 and 2010, the Company was consolidated with its wholly-owned subsidiary, Security Bancorp, Inc. (“SBI”).  All material intercompany accounts and transactions have been eliminated.

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

JULY 31, 2011 AND 2010

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Vault America, Inc. (hereinafter referred to as the Company) was organized on April 25, 2001, under the laws of the State of Nevada.  The Company operates as a holding company for its operating subsidiaries and future acquisitions of subsidiaries.

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

Principles of Consolidation

For the three and nine months ended July 31, 2011 and 2010, the consolidated financial statements include the accounts of Vault America, Inc. and its wholly-owned subsidiary, Security Bancorp, Inc.

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

No new stock was issued for non-cash transactions for the nine months ended July 31, 2011 and 2010.

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

SELECTED FINANCIAL INFORMATION

	Three Months Ended		Nine Months Ended
	7/31/2011	7/31/2010	7/31/2011	7/31/2010
Statement of Operations Data:
Total revenue	$ -	$ -	$ -	$ -
(Loss) from operations	(36,721)	(26,482)	(113,434)	(99,095)
Net (loss)	$ (33,517)	$ (7,837)	$ (70,612)	$ (78,130)
Net (loss) per share from operations – Basic and Diluted	$ (0.03)	$ (0.01)	$ (0.06)	$ (0.07)

Balance Sheet Data:
Total assets			$ 733,195	$ 783,247
Total liabilities			$ 10,731	$ 10,280
Stockholders' equity			$ 722,464	$ 772,967

Revenues.  There were no revenues from operations for the nine months ended July 31, 2011 or 2010.

Cost of Sales and Gross Profit.  There were no costs of sales for the nine months ended July 31, 2011 or 2010.

Selling, General and Administration Expenses.  We had $113,434 of selling, general and administrative expenses for the nine months ended July 31, 2011, which were mainly accounting, legal, and management fees.  We had $99,095 of selling, general and administrative expenses for the nine months ended July 31, 2010, which were mainly accounting and legal fees.

(Loss) from Operations.  We had a net loss from operations of $70,612 for the nine months ended July 31, 2011, which was mainly due to the selling, general and administrative expenses, offset by a legal settlement received of $33,748 and interest income of $9,074.  We had net loss from operations of $78,130 for the nine months ended July 31, 2010, which was mainly due to the selling, general and administrative expenses, offset by interest income of $4,901, and a legal settlement of $16,064.

Corporation Income Taxes. Corporation income tax for the nine months ended July 31, 2011 and 2010 was $-0-.  No income tax expense was due for the nine months ended July 31, 2011 and 2010 due to losses and available net operating loss carryforwards.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the nine months ended July 31, 2011 the average exchange rate was 0.982 United States dollars to Canadian dollars.  This is a 6% decrease from the nine months ended July 31, 2010 in which the average exchange rate was 1.04151 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have no material fixed expenses per year.

Working capital is summarized and compared as follows:

July 31,

   2011

   2010

Current assets

$

88,528

$

196,807

Current liabilities

10,731

 10,280

Working capital

$

77,797

$

186,527

Our net cash used by operations was $79,706 for the nine months ended July 31, 2011.  We had a net loss of $70,612, which included non-cash depreciation of $339.  We had cash used by an increase in G.S.T. and P.S.T. receivable of $1,196, an increase in prepaid expenses and deposits of $887 and a decrease in accounts payable and accrued expenses of $7,350.

Our net cash used by operations was $89,262 for the nine months ended July 31, 2010.  We had a net loss of $78,130, which included non-cash depreciation of $468.  We had cash provided by a decrease in G.S.T. and P.S.T. receivable of $1,032.  We had cash used by an increase in prepaid expenses and deposits of $301 and a decrease in accounts payable and accrued expenses of $12,331.

We had net cash used by investing activities of $49,088 and $585,166 for the nine months ended July 31, 2011 and 2010, respectively, due to the purchase and increase in value of a guaranteed investment certificate.

There were no cash flows from financing activities for the nine months ended July 31, 2011 and 2010.

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

There were no changes in internal control over our financial reporting that occurred during the nine-month period ending July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No matters were submitted to a vote of security holders during the quarter ended July 31, 2011.

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

Dated:  September 9, 2011

VAULT AMERICA, INC., a Nevada corporation

By:  /s/ Harold F. Schultz________________________

Harold F. Schultz

Chairman of the Board, President, Chief Financial

Officer and Chief Executive Officer