Form 10-Q/A
period 2011-07-31
VAULT AMERICA, INC.
filed 2011-09-14
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-Q/A

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

Item 5.       Other Information

No other information required to be disclosed on Form 8-K filed was filed during the quarter.

Item 6.      Exhibits.

(A) Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101.ins	XBRL Instance Document**
101.xsd	XBRL Taxonomy Extension Schema Document**
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document**
101.def	XBRL Taxonomy Extension Definition Linkbase Document**
101.lab	XBRL Taxonomy Extension Labels Linkbase Document**
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document**

* These exhibits were previously included or incorporated by reference in Vault America Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011, filed with the Securities and Exchange Commission on September 13, 2011.

** Filed herewith

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