Form 10-K/A
period 2010-10-31
VAULT AMERICA, INC.
filed 2011-09-16
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-K/A

(Amendment No. 2)

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

Documents Incorporated by Reference:   None.

Transitional Small Business Disclosure Format:       ☐Yes    ☑ No

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-K/A is to respond to comments received by Vault America, Inc. from the Securities and Exchange Commission's Division of Corporation Finance in a letter dated June 28, 2011 ("Comment Letter") regarding our previously filed Annual Report on Form 10-K and 10-K/A for the year ended October 31, 2010, filed with the Securities and Exchange Commission on December 23, 2010 ("Form 10-K") and on April 29, 2011 (“Form 10-K/A”).  In accordance with the suggestions made in the Comment Letter, in this amendment, Item 9a. "Controls and Procedures," has been revised and the language of Item 9a. has been superseded in its entirety by the revised language of this Amendment 2.

With the exception of the revised language of Item 9a, there are no changes to the Original Form 10-K or Form 10-K/A Amendment 1.  Except as required to reflect the changes noted above, this Amendment No. 2 on Form 10-K/A does not attempt to modify, amend or update any other disclosures set forth in our Original Form 10-K or previously filed 10-K/A (Amendment 1).  Furthermore, this Amendment No. 2 on Form 10-K/A does not purport to provide a general update or discussion of any other developments of Vault America, Inc. occurring after the filing of the Original Form 10-K.

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

Item 9.         Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9a.     Controls And Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the Annual Report on Form 10-K/A, our management has evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”), and, based on this evaluation, our Chief Executive and Financial Officer have concluded that these controls and procedures were not effective at the Evaluation Date.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive & Financial Officer and, as appropriate, to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Vault America’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Vault America;

2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Vault America are being made only in accordance with authorizations of management and directors of Vault America; and

3.

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Vault America’s assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, no matter how well designed, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements.  In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of our internal control over financial reporting as of Evaluation Date.  In conducting the evaluation, management took into consideration the size and complexity of the company and used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and the criteria set forth in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.    Based on that assessment, management believes that as of October 31, 2010, our internal control over financial reporting was not effective and identified the following weaknesses:

1.

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

2.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

3.

Lack of Audit Committee: We do not have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results, however, the lack of a functioning audit committee and lack of a majority of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures, could potentially have an impact on our financial statements.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing audit committee members in the future.  Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm.  Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Our report on internal control was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for non-accelerated filers that permits us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the quarter ended October 31, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9b.     Other Information

Vault previously reported on its Form 8-K filed on November 12, 2008, that the Company completed the sale of the ATM assets of its wholly owned subsidiary, Security Bancorp, Inc. for a total purchase price of $1,200,000.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The names of our directors and executive officers, their ages, and certain other information about them are set forth below:

Name	Age	Position	Term Began
Harold F. Schultz	79	Chairman of the Board, President, CEO, CFO	April, 2001
Darwyn Ross	48	Director	July, 2004

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