Form 10-Q/A
period 2011-07-31
VAULT AMERICA, INC.
filed 2011-09-16
CIK 1159464

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 5.       Other Information

No other information required to be disclosed on Form 8-K filed was filed during the quarter.

Item 6.      Exhibits.

(A) Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101.ins	XBRL Instance Document*
101.xsd	XBRL Taxonomy Extension Schema Document*
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document*
101.def	XBRL Taxonomy Extension Definition Linkbase Document*
101.lab	XBRL Taxonomy Extension Labels Linkbase Document*
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document*

* These exhibits were previously included or incorporated by reference in Vault America Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011, filed with the Securities and Exchange Commission on September 14, 2011.

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