Form 10-K
period 2011-10-31
VAULT AMERICA, INC.
filed 2012-01-13
CIK 1159464

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-K

__________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from              to

Commission File No. 333-74928

VAULT AMERICA, INC.

(Exact Name of Registrant as specified in its Charter)

______________________________________

Nevada	52-2325923
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

PO Box 15040 Aspenwoods Calgary, Alberta	T3H 0N8
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number, including area code:  (403) 719-5401

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

 ☐Yes    ☑ No

As of January 13, 2012 there were 1,144,324 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer.  As of January 13, 2012 the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board, was approximately $469,173.

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

The Real Estate Industry

Significant and ongoing downtrends in the sector, combined with unpredictable market conditions in general did not provide economic opportunities which were deemed sufficiently stable with acceptable levels of risk and a reasonable expectation of an acceptable return on investment.  Although the targeted geographic regions continue to see foreclosure rates above the national average, recent economic reports suggest that market conditions are stabilizing, which we anticipate will provide enhanced investment opportunities.  According to the National Association of Realtors, home prices rose in more than a third of U.S. metropolitan areas in the fourth quarter of 2009, but subsequently retrenched and are poised for negative price moves.

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

     ITEM 1B.     Unresolved Staff Comments

None.

     ITEM 2.     PROPERTIES

Vault’s principal offices are located at 319 - Prominence Heights, SW Calgary, Alberta T3H 2Z6, and the Company’s telephone number is (403) 719-5401.  These offices consist of sufficient multi-use space as is required to maintain the corporate records and conduct business, and is provided at a nominal fee by one of the officers of the company

The Company's management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company's current equipment is in good condition and is suitable for the operations involved.

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

    ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2011.

PART II

     ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Vault had 1,144,324 shares of common stock outstanding as of January 13, 2012.

       Number of Shareholders

The number of beneficial shareholders of record of the Common Stock of the Company as of the close of business on January 13, 2012 was approximately 63.

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

Fiscal Period	Average Low	Average High
Fourth Quarter 2011	$0.41	$0.75
Third Quarter 2011	$0.51	$1.01
Second Quarter 2011	$0.10	$0.51
First Quarter 2011	$0.05	$0.35
Fourth Quarter 2010	$0.02	$0.05
Third Quarter 2010	$0.02	$0.05
Second Quarter 2010	$0.02	$0.08
First Quarter 2010	$0.05	$0.18

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Disclosure of Equity Compensation Plans

The Company maintains the 2004 Benefit Plan (the "Benefit Plan"), pursuant to which it may grant equity awards to eligible persons.  The Benefit Plan allows the Board of Directors to issue shares of Vault common stock or grant options to purchase shares of Vault common stock to employees, consultants and advisors of the Company or its subsidiaries.  As of January 13, 2012, no options had been granted or shares issued under the Benefit Plan.  Pursuant to the Company's previous plan, the 2002 Stock Option Plan, 537,500 shares of common stock were issued to the Company's directors and employees of Security Bancorp on December 10, 2004.  Subsequent to that date, the 2002 Stock Option Plan was discontinued and the Company maintains only the Benefit Plan as of the date of this filing.  The table below lists information on our equity compensation plans as of October 31, 2011.

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

Principles of Consolidation

For the

years ended October 31, 2011 and 2010, the consolidated financial statements include the accounts of Vault America, Inc. and its wholly-owned subsidiary, Security Bancorp, Inc.

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

No new stock was issued for non-cash transactions during the years ended October 31, 2011 and 2010.

Income Taxes

The Company adopted the accounting principle for uncertainty in income tax guidance which clarifies the accounting and recognition for tax positions taken or expected to be taken in its income tax returns. The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2008 to 2011. In evaluating the Company’s tax provisions and accruals, future taxable income, the reversal of temporary differences, and tax planning strategies are considered.  The Company believes their estimates are appropriate based on current facts and circumstances.

No corporation income tax expense was due for the years ended October 31, 2011 and 2010 due to the availability of net operating loss carryforward from current and prior years.

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

SELECTED FINANCIAL INFORMATION

Year Ended
	10/31/2011	10/31/2010
Statement of Operations Data:
Total revenue	$ -	$ -
Net (loss)	$ (115,245)	$ (116,266)
Net (loss) per share from operations – basic and diluted	$ (0.10)	$ (0.10)
Balance Sheet Data:
Total assets	$ 648,102	$ 761,460
Total liabilities	15,609	18,081
Stockholders' equity	$ 632,493	$ 743,379

Results of Operations

Year ended October 31, 2011 compared to year ended October 31, 2010.

Revenues.  There were no revenues from continuing operations for the years ended October 31, 2011 or 2010.

Cost of Sales and Gross Profit.  There were no costs of sales for the years ended October 31, 2011 or 2010.

Selling, General and Administration Expenses.  We had $161,066 of selling, general and administrative expenses for the year ended October 31, 2011, which were mainly management and professional fees.  We had selling, general and administrative expenses of $123,875 for the year ended October 31, 2010, which were mainly management and professional fees.

Net (Loss).  We had a net loss of $115,245 for the year ended October 31, 2011, which was the result of the operating expenses mentioned above, offset by income from a previous lawsuit and interest income.  We had a net loss of $116,266 for the year ended October 31, 2010, which was the result of the operating expenses described above, offset by interest income..

Corporation Income Taxes. Corporation income tax for the years ended October 31, 2011 and 2010 was $-0-.  No income tax expense was due for the years ended October 31, 2011 and 2010 due to the operating losses and net operating loss carryforwards.

Foreign Currencies.  The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the year ended October 31, 2011, the average exchange rate was 1.01900 United States dollars to Canadian dollars.  This is a 2% decrease from the year ended October 31, 2010 in which the average exchange rate was 1.03887 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have no material fixed expenses per year.

Working capital is summarized and compared as follows:

	October 31,
Current assets	2011	2010
Current liabilities	$ 41,959	$ 165,542
Working capital	15,609	18,081
	$ 26,350	$ 147,461

Our net cash used by operations was $117,186 for the year ended October 31, 2011.  We had a net loss of $115,245, which included non-cash depreciation in the amount of $614.  We had cash provided by a decrease in G.S.T and P.S.T. receivable in the amount of $223.  These were offset by an increase in prepaid expenses of $306 and a decrease in accounts payable and accrued expenses of $2,472.

Our net cash used by operations was $119,855 for the year ended October 31, 2010.  We had a net loss of $116,266, which included non-cash depreciation in the amount of $588.  We had cash provided by a decrease in G.S.T. and P.S.T receivable in the amount of $444.  These were offset by an increase in prepaid expenses and deposits of $91 and a decrease in accounts payable and accrued expenses of $4,530.

Our net cash used by investing activities was $11,379 and $594,764 for the years ended October 31, 2011 and 2010, respectively, which was due to the purchase of a guaranteed investment certificate.

We had no cash flows from financing activities for the years ended October 31, 2011 and 2010.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company's Form 10-K, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and are generally set forth below and particularly discussed in the Company's Form 10-K for the year ended October 31, 2011.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended October 31, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

 Item 9b.  Other Information

Vault previously reported on its Form 8-K filed on November 12, 2008, that the Company completed the sale of the ATM assets of its wholly owned subsidiary, Security Bancorp, Inc. for a total purchase price of $1,200,000.

PART III

  Item 10.  Directors, Executive Officers and Corporate Governance

The names of our directors and executive officers, their ages, and certain other information about them are set forth below:

Name	Age	Position	Term Began
Harold F. Schultz	80	Chairman of the Board, President, CEO, CFO	April, 2001
Darwyn Ross	49	Director	July, 2004

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

             PO Box 15040 RPO Aspenwoods

            Calgary, Alberta T3H 0N8

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

         conducted himself in good faith;

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended October 31, 2011, all Reporting Persons timely complied with all applicable filing requirements.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US $)	Bonus (US $)	Other Annual Compensation (US $)	Restricted Stock Awards (US $)	Securities Underlying Options (#)	LTIP Payouts
Harold Schultz (President, CEO & CFO	2009	49,800	0	0	300,000	0	0
	2010	57,690	0	0	0	0	0
	2011	57,690	0	0	0	0	0

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

There were 1,144,324 common shares outstanding as of January 13, 2012.  The following tabulates holdings of shares of Vault by each person who, subject to the above, as of January 13, 2012, holds of record or is known by Management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Vault individually and as a group.

SHARE OWNERSHIP AS OF January 13, 2012
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

	2011	2010

Audit Fees	$30,000	$30,000
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$30,000	$30,000

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

Date:  January 13, 2012

By:  /s/ Harold F. Schultz________________________

Harold F. Schultz

Chairman of the Board, President, Chief Financial

Officer and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Harold F. Schultz Harold F. Schultz	Chairman of the Board, President, Chief Financial Officer and Chief Executive Officer	January 13, 2012
/s/ Darwyn Ross Darwyn Ross	Director	January 13, 2012

Report of Independent Registered Public Accounting Firm

Vault America, Inc. and Subsidiaries

Formerly known as Moneyflow Systems International, Inc.

We have audited the accompanying consolidated balance sheet of Vault America, Inc. and Subsidiaries as of October 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended October 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vault America, Inc. and Subsidiaries as of October 31, 2011 and 2010 and the consolidated results of its operations, stockholders' equity and cash flows for each of the years in the two-year period ended October 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Weaver Martin & Samyn, LLC

Kansas City, Missouri

January 13, 2012

VAULT AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

OCTOBER 31, 2011 AND 2010

	2011	2010
ASSETS CURRENT ASSETS
Cash and cash equivalents	$ 40,329	$ 164,535
G.S.T. and P.S.T. receivable	365	588
Other receivable	540	-
Prepaid expenses and other current assets	725	419
TOTAL CURRENT ASSETS	41,959	165,542

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $0 and $8,835	-	1,154

OTHER ASSETS
Guaranteed investment certificate	606,143	594,764

TOTAL ASSETS	$ 648,102	$ 761,460

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (CONTINUED)

OCTOBER 31, 2011 AND 2010

	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 15,609	$ 18,081

STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share; Authorized, 70,000 shares; Issued and outstanding, 790 shares at October 31, 2011 and 2010	10	10
Preferred “B” stock, par value $.001 per share; Authorized, 1,000 shares; Issued and outstanding, 1,000 shares at October 31, 2011 and 2010	1	1
Common stock, par value $.001 per share; Authorized, 100,000,000 shares; Issued and outstanding, 1,144,324 shares at October 31, 2011 and 2010	1,144	1,144
Paid in capital in excess of par value of stock	3,539,621	3,539,621
Accumulated deficit	(3,026,422)	(2,911,177)
Accumulated other comprehensive income (primarily cumulative translation adjustment)	167,139	162,780
	681,493	792,379
Less treasury stock of 2,012,000 shares at October 31, 2011 and 2010, at cost	(49,000)	(49,000)

TOTAL STOCKHOLDERS’ EQUITY	632,493	743,379
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 648,102	$ 761,460

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

	2011	2010

TOTAL REVENUE	-	-
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	161,066	123,875

(LOSS) FROM OPERATIONS	(161,066)	(123,875)

OTHER INCOME
Income from legal settlement	33,748	-
Interest income	12,073	7,609

TOTAL OTHER INCOME	45,821	7,609

NET (LOSS) BEFORE CORPORATION INCOME TAXES	(115,245)	(116,266)

CORPORATION INCOME TAXES	-	-
NET (LOSS)	$ (115,245)	$ (116,266)

NET (LOSS) FROM OPERATIONS PER COMMON SHARE – BASIC AND DILUTED	$ (0.10)	$ (0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	1,144,324	1,144,324
DILUTED	1,144,324	1,144,324

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

	2011	2010
NET (LOSS)	$ (115,245)	$ (116,266)
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	4,359	39,703
NET COMPREHENSIVE (LOSS)	$ (110,886)	$ (76,563)

See accompanying notes.

VAULT AMERICAN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

	Preferred “A” Stock		Preferred “B” Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, October 31, 2009	790	$ 10	1,000	$ 1	1,144,324	$ 1,144

Net income for the year ended October 31, 2010	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-

Balance, October 31, 2010	790	10	1,000	1	1,144,324	1,144

Net (loss) for the year ended October 31, 2011	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-

Balance, October 31, 2011	790	$ 10	1,000	$ 1	1,144,324	$ 1,144

Paid-In
Capital In
Excess of Par		Accumulated Other
Value of	Accumulated	Comprehensive	Treasury Stock
Stock	Deficit	Income	Shares	Amount	Total

$ 3,539,621	$(2,794,911)	$ 123,077	2,012,000	$ (49,000)	$ 819,942

-	(116,266)	-	-	-	(116,266)

-	-	39,703	-	-	39,703

3,539,621	(2,911,177)	162,780	2,012,000	(49,000)	743,379

-	(115,245)	-	-	-	(115,245)

-	-	4,359	-	-	4,359

$ 3,539,621	$(3,026,422)	$ 167,139	2,012,000	$ (49,000)	$ 632,493

VAULT AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (115,245)	$ (116,266)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation	614	588
Changes in operating assets and liabilities:
G.S.T and P.S.T. receivable	223	444
Prepaid expenses	(306)	(91)
Accounts payable and accrued expenses	(2,472)	(4,530)
Net cash (used) by operating activities	(117,186)	(119,855)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of guaranteed investment certificate	(11,379)	(594,764)
Net cash (used) by investing activities	(11,379)	(594,764)
CASH FLOWS FROM FINANCING ACTIVITIES	-	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4,359	39,703

(Continued)

VAULT AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

	2011	2010
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$ (124,206)	$ (674,916)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	164,535	839,451
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 40,329	$ 164,535

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest	$ -	$ -

Taxes	$ -	$ -

NON-CASH INVESTING ACTIVITIES
Other receivable from sale of property and equipment	$ 540	$ -

See accompanying notes

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2011 AND 2010

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

Principles of Consolidation – For the years ended October 31, 2011 and 2010, the Company was consolidated with its wholly-owned subsidiary, Security Bancorp Inc. (“SBI”).  All material inter-company accounts and transactions have been eliminated.

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

Income Taxes - The Company adopted the accounting principle for uncertainty in income tax guidance which clarifies the accounting and recognition for tax positions taken or expected to be taken in its income tax returns. The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2008 to 2011. In evaluating the Company’s tax provisions and accruals, future taxable income, the reversal of temporary differences, and tax planning strategies are considered.  The Company believes their estimates are appropriate based on current facts and circumstances.

No corporation income tax expense was due for the years ended October 31, 2011 and 2010 due to the availability of net operating loss carryforward from current and prior years.

Accounting Estimates - Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were used.

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2011 AND 2010

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net (Loss) Per Share - The Company adopted ASC 260 that requires the reporting of both basic and diluted (loss) per share.  Basic (loss) per share is computed by dividing net (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with ASC 260, any anti-dilutive effects on net (loss) per share are excluded.

Concentration of Credit Risk

Financial Instruments

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash.  The Companies place their temporary cash investments in reputable financial institutions.

Recent Accounting Pronouncements

In September 2006, the Company adopted ASC 250. ASC 250 was issued to provide consistency to how companies quantify financial statement misstatements. ASC 250 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures. Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial. We adopted ASC 250 in connection with the preparation of our annual financial statements for the years ended October 31, 2011 and 2010 and found no adjustments necessary.

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

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2011 AND 2010

2.

GUARANTEED INVESTMENT CERTIFICATE

The Company has a guaranteed investment certificate in the amount of $606,143 and $594,764 at October 31, 2011 and 2010, respectively.  The certificate is due on February 23, 2012 and receives interest at a rate of 1.65% per year.

3.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:	2011	2010
Furniture and fixtures	$ -	$ 1,252
Computer equipment	-	8,737
Total property and equipment	-	9,989
Less accumulated depreciation	-	(8,835)
Property and equipment, net	$ -	$ 1,154

In October 2011, all fixed assets were sold for a total of $540, which was the book value at the time of the sale.

4.

INCOME TAXES

Pretax Income (Loss)	2011	2010
United States of America	$ 1,401	$ (2,193)
Canadian	(116,646)	(114,073)
Total	$ (115,245)	$ (116,266)

Provision (Benefit)

The provision (benefit) for/or refund of income taxes for the years ended October 31, 2011 and 2010 consist of the following:

Current	2011	2010
United States of America	$ -	$ -
Canadian	-	-
Deferred
United States of America	-	-
Canadian	-	-
Total provision (benefit)	$ -	$ -

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2011 AND 2010

4.

INCOME TAXES (CONTINUED)

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at October 31, 2011:

	US Companies in US Dollars	Canadian Companies In US Dollars	Total In US Dollars
Net operating loss carryforwards	$ 478,000	$ 188,000	$ 666,000
Less valuation allowance	(478,000)	(188,000)	(666,000)
Net deferred tax assets	$ -	$ -	$ -

Summary of valuation allowance:

	2011	2010
Balance, beginning of year	$ 634,000	$ 645,000
Increase (Decrease) for the year	32,000	(11,000)
Balance, end of year	$ 666,000	$ 634,000

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

Net Operating Loss Carryforwards

United States Corporation Income Taxes

Year of Loss	Amount	Expiration Date
October 31, 2001	$ 39,000	October 31, 2021
October 31, 2002	549,000	October 31, 2022
October 31, 2004	29,000	October 31, 2024
October 31, 2005	587,000	October 31, 2025
October 31, 2007	2,000	October 31, 2027
October 31, 2008	19,000	October 31, 2028
October 31, 2010	3,000	October 31, 2030
	$ 1,228,000

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2011 AND 2010

4.

INCOME TAXES (CONTINUED)

Canadian Corporation Income Taxes

Year of Loss	Amount in Canadian Dollars	Amount In US Dollars	Expiration Date
October 31, 2004	$ 236,000	$ 220,000	October 31, 2014
October 31, 2005	190,000	177,000	October 31, 2015
October 31, 2006	1,000	1,000	October 31, 2026
October 31, 2007	3,000	3,000	October 31, 2027
October 31, 2010	119,000	114,000	October 31, 2030
October 31, 2011	115,000	113,000	October 31, 2031
	$ 664,000	$ 628,000

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

There was no option activity for the years ended October 31, 2011 and 2010.

6.

COMMON STOCK

There was no common stock activity for the years ended October 31, 2011 and 2010.

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2011 AND 2010

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

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2011 AND 2010

7.

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

There was no issuance of Preferred “A” stock during the years ended October 31, 2011 and 2010.

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

VAULT AMERICA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2011 AND 2010

7.

PREFERRED STOCK (CONTINUED)

(d) Board Rights. So long as the holders of Preferred B Series I shares collectively hold at least 1,000 shares of Preferred B Series I shares, a representative of such group, selected by the Preferred B Series I shares shall be entitled to be elected to the Company’s Board of Directors.

There was no issuance of Preferred “B” stock during the years ended October 31, 2011 and 2010.

8.

LEGAL SETTLEMENT

The Company received $33,748 from previous lawsuits, which includes a settlement in the amount of $24,883, as well as the reimbursement of legal fees for a second lawsuit in the amount of $8,865.

9.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements were available for issue.  There were no subsequent events related to these financial statements.