Form 10-Q
period 2012-01-31
VAULT AMERICA, INC.
filed 2012-03-13
CIK 1159464

ECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549
__________________________________

FORM 10-Q
__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-74928

VAULT AMERICA, INC.
(Exact Name of Registrant as specified in its Charter)
______________________________________

Nevada	52-2325923
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

PO Box 15040 Aspenwoods, Calgary, Alberta	T3H 0N8
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number, including area code:  (403) 719-5401
_______________________________

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant wasrequired to file such reports), and (2) has been subject to such filing requirements for the past 90days.
☑ Yes    ☐ No

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
 ☐ Yes    ☑ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 9, 2012, there were 1,144,324 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer.

VAULT AMERICA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2012 AND OCTOBER 31, 2011
(UNAUDITED)

	January 31, 2012	October 31, 2011
ASSETS CURRENT ASSETS
Cash and cash equivalents	$2,582	$40,329
Guaranteed investment certificate	618,396	606,143
G.S.T and P.S.T. receivable	489	365
Other receivable	-	540
Prepaid expenses and other current assets	362	725
TOTAL ASSETS	$621,829	$648,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$14,030	$15,609

STOCKHOLDERS’ EQUITY
Preferred “A” stock, par value $.001 per share; Authorized, 70,000 shares; Issued and outstanding, 790 shares at April 30, 2011and October 31, 2010	10	10
Preferred “B” stock, par value $.001 per share; Authorized, 1,000 shares; Issued and outstanding, 1,000 shares at April 30, 2011 and October 31, 2010	1	1
Common stock, par value $.001 per share; Authorized, 100,000,000 shares; Issued and outstanding, 1,144,324 shares at April 30, 2011 and October 31, 2010	1,144	1,144
Paid in capital in excess of par value of stock	3,539,621	3,539,621
Accumulated deficit	(3,060,231)	(3,026,422)
Accumulated other comprehensive income (primarily cumulative translation adjustment)	176,254	167,139
	656,799	681,493
Less treasury stock of 2,012,000 shares at April 30, 2011 and October 31, 2010, at cost	(49,000)	(49,000)

TOTAL STOCKHOLDERS’ EQUITY	607,799	632,493
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$621,829	$648,102

See accompanying notes

VAULT AMERICA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2012 AND 2011
(UNAUDITED)

	2012	2011
TOTAL REVENUES	$-	$-
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	36,864	47,194

(LOSS) FROM OPERATIONS	(36,864)	(47,194)

OTHER INCOME
Income from legal settlement	-	33,748
Interest income	3,055	2,780

TOTAL OTHER INCOME	3,055	36,528

(LOSS) FROM OPERATIONS BEFORE CORPORATION INCOME TAXES	(33,809)	(10,666)

CORPORATION INCOME TAXES	-	-

NET (LOSS)	$(33,809)	$(10,666)

NET (LOSS) FROM OPERATIONS PER COMMON SHARE – BASIC AND DILUTED	$(0.03)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	1,144,324	1,144,324

See accompanying notes.

VAULT AMERICA, INC.AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JANUARY 31, 2012 AND 2011
(UNAUDITED)

	2012	2011
NET (LOSS)	$(33,809)	$(10,666)
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	9,115	14,479
NET COMPREHENSIVE INCOME (LOSS)	$(24,694)	$3,813

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2012 AND 2011
(UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$(33,809)	$(10,666)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	-	111
Changes in operating assets and liabilities:
Other receivable	540	-
G.S.T. and P.S.T. receivable	(124)	187
Prepaid expenses and deposits	363	209
Accounts payable and accrued expenses	(1,579)	6,585
Net cash (used) by operating activities	(34,609)	(3,574)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and increase in value of guaranteed investment certificate	(12,253)	(4,876)
Net cash (used) by investing activities	(12,253)	(4,876)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	9,115	14,479

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,747)	6,029

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,329	164,535

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,582	$170,564

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:

Interest	$-	$-

Taxes	$-	$-

See accompanying notes.

VAULT AMERICA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012 AND 2011
(UNAUDITED)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation - The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited condensed consolidated financial statements for the interim periods presented.  Operating results for the three months ended January 31, 2012 are not necessarily indicative of the results that may be expected for the year ended October 31, 2012.  Accordingly, your attention is directed to the footnote disclosures found in the October 31, 2011 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

Nature of Business and History of Company –Vault America, Inc. (hereinafter referred to as the Company) was organized on April 25, 2001, under the laws of the State of Nevada.  The Company operates as a holding company for future acquisitions of subsidiaries.

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

Principles of Consolidation –For the three months ended January 31, 2012 and 2011, the Company was consolidated with its wholly-owned subsidiary, Security Bancorp, Inc. (“SBI”).  All material intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

 Long-Lived Assets – The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. There were no impairment losses recorded on these financial statements.

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

VAULT AMERICA, INC.AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012 AND 2011
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

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentations.

2.            SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements were available for issue and found the following:

On February 2, 2012, the majority shareholder of the Company entered into a Common Stock Purchase agreement pursuant to which the majority shareholder agreed to sell 1,044,133 shares of the Common Stock of the Company, 460 of the Series A Preferred Stock of the Company, and 1,000 of Series B Preferred Stock of the Company.

On February 23, 2012, the Company redeemed its Term GIC Certificate for a total of $621,732, which includes interest.

The Company plans to spinoff its subsidiary, SBI, to its current shlareholders.  Each shareholder will receive one share of SBI’s common stock for each 2 shares of Vault’s common sharesbeneficially owned by the shareholder.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Vault America, Inc. (herein referred to as the Company) was organized on April 25, 2001, under the laws of the State of Nevada.  The Company operates as a holding company for future acquisitions of subsidiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  In consultation with our Board of Directors, we have identified several accounting policies that we believe are key to an understanding of our financial statements.  These important accounting policies require management's most difficult, subjective judgments.

Principles of Consolidation

For the three months ended January 31, 2012 and 2011, the consolidated financial statements include the accounts of Vault America, Inc. and its wholly-owned subsidiary, Security Bancorp, Inc.

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

No new stock was issued for non-cash transactions during the three months ended January 31, 2012 and 2011.

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

SELECTED FINANCIAL INFORMATION

	Three Months Ended
	1/31/2012	1/31/2011
Statement of Operations Data:
Total revenue	$-	$-
Net (loss)	$(33,809)	$(10,666)
Net (loss) per share from operations – basic and diluted	$(0.03)	$0.00
Balance Sheet Data:
Total assets	$621,829	$771,858
Total liabilities	14,030	24,666
Stockholders' equity	$607,799	$747,192

Results of Operations

Three months ended January 31, 2012 compared to the three months ended January 31, 2011.

Revenues.There were no revenues from continuing operations for the three months ended January 31, 2012 or 2011.

Cost of Sales and Gross Profit.There were no costs of sales for the three months ended January 31, 2012 or 2011.

Selling, General and Administration Expenses.We had $36,864 of selling, general and administrative expenses for the three months ended January 31, 2012, which were mainly management and professional fees.  We had selling, general and administrative expenses of $47,194 for the three months ended January 31, 2011, which were mainly management and professional fees.

Net (Loss).  We had a net loss of $33,809 for the three months ended January 31, 2012, which was the result of the operating expenses mentioned above, offset by interest income.  We had a net loss of $10,666 for the three months ended January 31, 2011, which was the result of the operating expenses described above, offset by income from a legal settlement and interest income.

Corporation Income Taxes.Corporation income tax for the three months ended January 31, 2012 and 2011 was $-0-.  No income tax expense was due for the three months ended January 31, 2012 and 2011 due to the operating losses and net operating loss carryforwards.

Foreign Currencies.The key foreign currencies in which we effect transactions are the Canadian dollar and the United States dollar.  For the three months ended January 31, 2012, the average exchange rate was 1.02090 United States dollars to Canadian dollars.  This is a 2% increase from the three months ended January 31, 2011 in which the average exchange rate was 1.00470 United States dollars to Canadian dollars.

Capital and Sources of Liquidity.  We currently have no material commitments for capital expenditures and have no material fixed expenses per year.

Working capital is summarized and compared as follows:

	January 31,
	2012	2011
Current assets	$621,829	$171,175
Current liabilities	14,030	24,666
Working capital	$607,799	$146,509

Our net cash used by operations was $34,609 for the three months ended January 31, 2012.  We had a net loss of $33,809.  We had cash provided by a decrease in other receivable of $540 and a decrease in prepaid expenses and deposits of $363.  These were offset by an increase in G.S.T and P.S.T. receivable in the amount of $124 and a decrease in accounts payable and accrued expenses of $1,579.

Our net cash used by operations was $3,574 for the three months ended January 31, 2011.  We had a net loss of $10,666, which included non-cash depreciation in the amount of $111.  We had cash provided by a decrease in G.S.T. and P.S.T receivable in the amount of $187, a decrease in  prepaid expenses and deposits of $209, and an increase in accounts payable and accrued expenses of $6,585.

Our net cash used by investing activities was $12,253 and $4,876 for the three months ended January 31, 2012 and 2011, respectively, which was due to the purchase of a guaranteed investment certificate.

We had no cash flows from financing activities for the three months ended January 31, 2012 and 2011.

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

There were no changes in internal control over our financial reporting that occurred during the nine-month period ending January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No matters were submitted to a vote of security holders during the quarter ended January 31, 2012.

Item 5.	Other Information

No other information required to be disclosed on Form 8-K filed was filed during the quarter. The Company filed a Form 8-K on February 10, 2012 disclosing the sale of shares by the majority shareholder of the Company and the anticipated change in control of the Company.

On March 6, 2012 the Company filed a report on Form 8-K disclosing the details of the new members of the Company’s board of directors; the details of the business of the Company; certain historic financial information of the Company; the business risks of the Company; pro-forma financial information; and descriptions of securities.

Item 6.	Exhibits.

        (A) Exhibits.
Exhibit No.	Description
21.1	Subsidiaries of the Company

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.ins	XBRL Instance Document
101.xsd	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.def	XBRL Taxonomy Extension Definition Linkbase Document
101.lab	XBRL Taxonomy Extension Labels Linkbase Document
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2012

VAULT AMERICA, INC., a Nevada corporation

By:	/s/ Harold F. Schultz

Harold F. Schultz
Chairman of the Board, President, Chief Financial
Officer and Chief Executive Officer