Form 10-Q
period 2012-06-14
Green PolkaDot Box Inc
filed 2012-06-14
CIK 1159464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-54637

Green PolkaDot Box Incorporated
(Exact name of registrant as specified in its charter)

Nevada	52-2325923
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

629 E. Quality Drive, Suite 103
American Fork, UT 84003
(Address of principal executive offices) (Zip Code)

(801) 478-2500
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☒

Number of shares outstanding of registrant’s class of common stock, par value $0.001 (the “Common Stock”) as of May 21, 2012: 10,679,161.

Table of Contents [to be revised]

Item 1. Financial Statements.

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011 (restated)	F-2
Consolidated Statements of Operations For the Three Months Ended March 31, 2012 and March 31, 2011(unaudited)	F-3
Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2012 and March 31, 2011(unaudited)	F-4
Notes to Consolidated Financial Statements	F-5

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS	unaudited	(RESTATED)

CURRENT ASSETS
Cash	$494,809	$391,437
Inventory	401,898	521,609
Security deposits	10,994	10,994
Total current assets	907,701	924,040

Fixed assets, net	263,574	346,681

Deferred costs, net	602,729	493,023

TOTAL ASSETS	$1,774,004	$1,763,744

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$735,827	$301,830
Convertible notes payable, net of discount of $222,221 at December 31, 2011	-	177,778
Loan payable - other	50,000	50,000
Reward point liability	602,729	493,023
Deferred revenue - founding trust members	1,469,702	1,626,910
Deferred revenue - annual and club membership	38,396	28,554
Current portion of obligation under capital lease	3,790	3,745
Total current liabilities	2,900,444	2,681,840

Obligation under capital lease, net of current portion	15,944	16,908

TOTAL LIABILITIES	2,916,388	2,698,748

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001 per share;
Authorized 100,000,000 shares;
Issued and outstanding, 10,563,294 shares at March 31, 2012	10,563	-

Additional paid in capital	4,991,913	-
Members equity	-	3,868,377
Accumulated deficit	(6,144,860)	(4,803,381)
Total stockholders' equity (deficit)	(1,142,384)	(935,004)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,774,004	$1,763,744

 The accompanying notes are an integral part of these financial statements.

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2012	2011

SALES
Merchandise sales, net of discounts	$192,133	$-
Membership revenue - annual and club	11,908	-
Membership revenue - founding trust memberships	184,632	-
Other	12,745	-

	401,418	-

COST OF SALES
Beginning inventory	521,609	-
Purchases	202,409	-
Supplies	60,606	635
Shipping and freight	75,108	-
Ending inventory	(409,898)	-

Total cost of sales	449,834	635

GROSS PROFIT (LOSS)	(48,416)	(635)

OPERATING EXPENSES
Wages and professional fees	627,987	247,110
Development costs	-	85,586
Advertising, promotion and marketing costs	7,828	17,987
Warehouse expenses and supplies	61,938	-
Rent expenses	12,271	32,004
Depreciation and amortization	20,491	13,620
General and administrative	242,367	6,835
Total operating expenses	972,882	403,142

NON-OPERATING INCOME (EXPENSE)
Loss on disposition of fixed assets	(80,015)	-
Interest income (expense)	(9,544)	(58,372)
Amortization of debt discount	(230,622)	-
Total non-operating income (expense)	(320,181)	(58,372)

NET (LOSS)	$(1,341,479)	$(462,149)

NET (LOSS) PER SHARE	$(0.30)	N/A

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,438,520	N/A

 The accompanying notes are an integral part of these financial statements.

GREEN POLKA DOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2012	2011
Net (loss)	$(1,341,479)	$(78,400)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:
Depreciation and amortization	20,491	6,445
Amortization of debt discount	230,622	-
Loss on sale of fixed assets	80,016	-
Stock issued for services	17,420	-
Stock based compensation	3,729	-
Provision for obsolete inventory	8,000	-

Change in assets and liabilities
(Increase) decrease in inventory	111,711	(2,458)
Increase in deferred revenue from membership fees	(152,366)	-
Increase (decrease) in accounts payable and accrued expenses	433,997	(227,381)
Total adjustments	753,620	(223,394)
Net cash (used in) operating activities	(587,859)	(301,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,400)	-
Net cash paid in reverse acquisition	(282,450)	-
Net cash (used in) investing activities	(294,850)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	672,000	-
Payments under capital lease	(919)	-
Proceeds received from LLC Units	-	330,000
Proceeds received from convertible notes	315,000	-
Net cash provided by financing activities	986,081	330,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	103,372	28,206

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	391,437	510

CASH AND CASH EQUIVALENTS - END OF PERIOD	$494,809	$28,716

CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Common shares issued in conversion of convertible notes	$715,000	$-
Increase in deferred costs for reward point liability	$109,706	$-
Fixed assets acquired for founding trust memberships	$5,000	$-

 The accompanying notes are an integral part of these financial statements.

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

On January 18, 2008, The Green Polka Dot Box, LLC (“GPDB LLC”) was organized as a limited liability company (LLC) under the laws of the State of Utah.

On December 30, 2011, GPDB LLC filed Articles of Conversion with the Secretary of State of Utah to form a new corporation, The Green Polka Dot Box Inc. (“GPDB”) and convert the LLC to a C Corporation. The conversion was effective at the end of business December 31, 2011 for 2012. As a result, on January 2, 2012, GPDB LLC transferred all of its assets and liabilities to GPDB. Also, on January 2, 2012, GPDB issued shares of common stock (100,000,000 authorized, no par value) to the members of the LLC in exchange for their units. The conversion was completed as 1 unit for 1 share. All options and warrants were also converted on a 1:1 basis.

On February 29, 2012, GPDB entered into an Agreement and Plan of Merger to give effect to a reverse acquisition of GPDB by Vault America, Inc., through its wholly owned subsidiary Green PD Acquisitions, Inc., whereby GPDB became a wholly-owned subsidiary of Vault (the resultant entity, the “Company”).

Vault America, Inc. (“Vault”), formerly MoneyFlow Systems International Inc., ("MoneyFlow") was incorporated on April 25, 2001 under the laws of the State of Nevada. Security Bancorp Inc. ("Security Bancorp"), Vault’s wholly owned subsidiary, was organized on August 3, 1992 in Alberta, Canada and was inactive until January 5, 1999 when it changed its name to Security Bancorp Inc. and began operations under the name CA$H STATION(R). In July, 2001, Security Bancorp and MoneyFlow approved a share exchange agreement whereby MoneyFlow issued 14,000,000 shares of its common stock in exchange for 100% of the issued and outstanding shares of Security Bancorp. In connection with this agreement, Security Bancorp became a wholly owned subsidiary of MoneyFlow. On April 1, 2002, MoneyFlow formed a wholly owned Canadian subsidiary, Intercash POS Systems Ltd., ("Intercash") through which MoneyFlow conducted its Point-of-Sale business. Point-of-Sale terminals allow customers to use their debit and credit cards to make purchases and obtain cash on the premises of businesses. On August 31, 2004, MoneyFlow sold the majority of its Point-of-Sale business to BP Financial Corp. for approximately $258,000 in cash pursuant to a purchase and sale agreement, and Intercash is no longer an operating subsidiary of MoneyFlow. The Point-of-Sale terminals that were not part of the sale are being managed by Security Bancorp, and the Company does not plan to sell any new terminals.

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

During its fiscal year ended October 31, 2011, Vault completed an agreement pursuant to which it divested itself of all its ATM operations. Subsequent to the sale, management elected to consolidate all its operations and focus on growing the company’s business and shareholder value through a leveraged investment approach with the intention of concentrating its efforts in the real estate sector. More particularly, management pursued opportunities in the southwestern United States with the emphasis being Arizona, Nevada and California.

On February 29, 2012, GPDB entered into an Agreement and Plan of Merger (the “Agreement”) to give effect to a reverse acquisition of GPDB by Vault America, Inc., through its wholly owned subsidiary Green PD Acquisitions, Inc., whereby GPDB became a wholly-owned subsidiary of Vault.

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Prior to the closing of this transaction and pursuant to a certain Common Stock Purchase Agreement dated February 2, 2012, Vault sold 1,044,133 of its 1,144,324 issued and outstanding common shares, 460 of its 790 issued and outstanding Preferred Series A shares and 1,000 of its issued and outstanding 1,000 Preferred Series B shares to GPDB in exchange for $280,000. Simultaneous to the purchase of these shares, Vault spun out its subsidiary. Then, pursuant to the Agreement, Vault issued 9,919,028 common shares to the GPDB shareholders, in exchange for the 26,735,925 shares that GPDB had outstanding and simultaneously the 1,044,133 Vault common shares, the 460 Vault Preferred Series A shares and the 1,000 Vault Preferred Series B shares mentioned above, were cancelled.  Also pursuant to the Agreement, Vault issued 33,000 common shares in exchange for its remaining 330 Preferred Series A shares.

This transaction was accounted for as a reverse acquisition. GPDB is the surviving company and the acquirer for accounting purposes.   Following the completion of reverse merger, The Company changed its name from Vault America, Inc. to Green PolkaDot Box Incorporated.  The Company also changed its reporting yearend from October 31 to December 31.

The Company has developed and now operates an innovative online membership business providing natural and organic foods, products and information to the marketplace. The mission of the Company is to educate about good, healthy food choices and then offer those good choices at the best value possible. The Company’s website is designed for members to “learn” and “shop”.

The “learn” section of the website is designed to provide members an online publication of current information related to dietary lifestyle preferences and good nutrition and health practices that includes expert commentary, recipes, scientific discoveries, documented research; and, the ability to ask questions and receive feedback. The Company plans to develop and complete the “learn” section of the website during 2012.

The “shop” section of the website provides members with hundreds of popular name brand products; including healthy foods, supplements, cooking products, and, household and personal care products. The members will find their favorite brands and items they are already using in their daily diet. Products will be priced at the best value possible based on wholesale bulk volume purchasing and membership rewards programs; and, then delivered directly to their homes.

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The Company raised investment capital from the founder and private investors to fund the “start-up” of the Company; research into the organic and natural foods and products industry and market opportunities; and the design and development of a state-of-the-art website and online shopping. The Company began selling its products in December of 2011.

Effective December 31, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.

The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company began generating revenues in 2011 and generated losses totaling of $1,341,479 for the three months ended March 31, 2012 and has accumulated losses of $6,144,860 through March 31, 2012.

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (continued)

The Company had raised investment capital from the founder and private investors from the sale of the former LLC units of as well as certain convertible notes to assist them in acquiring certain fixed assets as well as provide some necessary working capital for development and start-up costs.

During 2011, Management received an additional $1,702,325 from selling Founding Trust Memberships, Rewards and Club Memberships. The majority of the amount received came through the sale of Founding Trust Memberships. Each of the Founding Trust Memberships were sold during 2011 for $2,000 enabling the recipient a lifetime membership with many rewards and benefits. These fees were classified as ”deferred revenue” upon receipt and will be reclassified to revenue upon usage of the reward points. The Rewards Membership and the Club Memberships are annual memberships. The Company utilized the funds received through the sale of these Memberships to acquire inventory, warehouse equipment, and for operations and marketing costs.

In February 2012, the Company raised $300,000 in the form of a Convertible Note that converted to Common Stock and Warrants immediately upon the closing of the reverse merger.

During the first quarter of 2012 the Company initiated a Private Placement Offering to raise up to $6,000,000 to fund its inventory, warehouse equipment and its continuing operations.  As of March 31, 2012, the Company had raised a total of $672,000 from this Private Placement Offering.  The Company believes it will need to raise an additional $5,000,000 to $5,500,000 to continue operations to a point where it may achieve positive cash flow.

The consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2012 due to seasonal and other factors.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited financial statements and accompany notes included as “Financial Statements and Supplementary Data,” of our 2012 Super 8K filing.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at three financial institutions that are insured by the Federal Deposit Insurance Corporation.

Fixed Assets

The Company has fixed assets comprising of leasehold improvements, warehouse equipment, furniture and computer software and equipment, which are reflected on the books net of accumulated depreciation.  Depreciation will be provided using the straight-line method over the estimated useful lives of the related assets ranging from 3 years to 10 years. Costs of maintenance and repairs will be charged to expense as incurred.   During the three months ended March 31, 2012 the Company realized a loss on the disposition of assets. The Company reflected this loss in its Consolidated Statement of Operations for the three months ended March 31, 2012.

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. Inventory of $ 401,898 as of March 31, 2012 consists of finished goods that are packaged and awaiting shipment. The Company has set up a reserve for obsolescence of inventory based on its estimate of goods that may not sell prior to their “best if used by date.”    Inventory is only removed upon use. The Company purchases its inventory direct from the manufacturer and includes these costs in its Cost of Sales as well as its packaging supplies, shipping, freight and duties costs.  The inventory reserve is $8,000 at March 31, 2012.

Recoverability of Long-Lived Assets

The Company reviews the recoverability of their long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

Income Taxes

Effective January 2, 2012, the Company converted from operating its business as a limited liability company (LLC) to operating its business as a C Corporation. Prior to the conversion, the Company was treated as a partnership for federal and state income tax purposes, and all losses generated through December 31, 2011 were passed through to the individual members of the LLC and taxed at their respective tax rates.

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

Beginning January 2, 2012 the Company will be responsible for filing all applicable federal and state income tax returns as a C Corporation.  Because the Company is operating at a loss it has not included a provision for income taxes in its financial statements for the period.  In the future, the tax provision for interim reporting periods, and the Company’s quarterly estimate of our annual effective tax rate will be subject to significant volatility due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss, changes in law and relative changes of expenses or losses for which tax benefits are not recognized.

The Company accounts for income taxes utilizing the liability method of accounting.  Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management has adopted ASC 740-10 for 2012, and will evaluate their tax positions on an annual basis, and has determined that as of March 31, 2012, no additional accrual for income taxes is necessary.

Revenue Recognition

The Company generates revenue from the sale of 1) its products and 2) its memberships. The Company generally recognizes merchandise sales revenue from the sale of its products as follows:

1)	Persuasive evidence of an arrangement exists;
2)	Delivery has occurred;
3)	The price to the buyer is fixed or determinable, and
4)	Collectability is reasonably assured.

Membership revenue represents membership fees paid by substantially all of the Company’s annual “Rewards” and “Club” members. The Company accounts for membership fee revenue on a deferred basis, whereby revenue is recognized ratably over the one-year membership period.

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

The Company received additional funds through the sale of its Founding Trust Memberships. Each Founding Trust Membership was sold for $2,000. This $2,000 fee is recorded as “deferred revenue”. In addition, each member receives 500 additional points just for signing up and is entitled to earn additional   “reward” points upon completion of certain criteria in the Founding Trust Membership Agreement.  These additional points either provided or earned during the period are accrued as a “reward point liability” and as a deferred cost in the period earned, and reclassified to cost of sales upon redemption of the points.  The Company will amortize the deferred revenue to current revenue based on a formula utilizing 80% of the first 2,500 points that a member spends.  The formula is based on the fact that each member will receive 2,500 points upon entering into the agreement.  2,000 of these points is for the cash paid to be a founding trust member and the 500 points is a promotional advertising campaign the Company conducted to encourage members to sign up.  The 20% will be a reduction of the “reward point liability” and deferred cost and reflected in the cost of sales.

The Company’s Founding Trust and Reward members may qualify for certain “discounts” on the products they purchase.  Additionally, the Founding Trust and Rewards members may earn “reward points” which they may apply toward future purchases. The Company accounts for those “reward points” as ”reward point liability” when they are earned and reclassifies the ”reward point liability” when these points are redeemed to cost of sales, and the value of these reward points as a deferred cost that is reclassified to cost of sales when those points are redeemed.

Since the Company’s sales are generated from online purchases of their merchandise, the customers use credits cards to pay for their purchases. The credit card companies generally take anywhere from 2 to 3 days to settle the cash into the Company’s bank accounts. The sales are final upon order being placed. The sales that are not settled at the balance sheet date are reflected in cash as deposits in transit, as all sales are final.

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented.  The following is a reconciliation of the computation for basic and diluted EPS:

	March 31, 2012	March 31, 2011
Net Loss	$(1,341,479)	$	(462,149)
Weighted-average common shares outstanding (Basic)	4,438,520		N/A
Weighted-average common stock Equivalents
Stock Options	3,629,352		-
Warrants	488,815		-
Weighted-average common shares outstanding (Diluted)	8,556,687		N/A

Recent Issued Accounting Standards

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted.

The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 3-	INVENTORY

The Company only holds finished goods inventory. As of March 31, 2012, the Company has $401,898 in inventory comprising of the deliverable merchandise to customers. Inventories are accounted for using the first-in first-out (“FIFO”) and are valued at the lower of cost or market value.  This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customer, returns to product vendors, or liquidations, and expected recoverable values of each such disposition.

These assumptions about future disposition of inventory are inherently uncertain.  The Company has analyzed the inventory as of March 31, 2012 and recorded a reserve for inventory obsolescence of $8,000 based on the estimated amount of inventory that may not sell prior to its “best if used by” date.

NOTE 4-	FIXED ASSETS

Fixed assets as of March 31, 2012 (unaudited) and December 31, 2011   were as follows:

	Estimated
	Useful Lives	March 31,	December 31,
	(Years)	2012	2011

Furniture and Equipment	7	$20,879	$20,879
Warehouse Equipment	5	120,108	120,108
Software	3	116,390	101,390
Computer Equipment	5	97,168	94,768
Leasehold Improvements	10	13,567	109,693
Automobile	5	—	19,161
		368,111	465,999
Less: accumulated depreciation		(104,537)	(119,318)
Fixed assets, net		$263,574	$346,681

There was $20,491 and $13,620 charged to operations for depreciation expense for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012, the Company disposed of leasehold improvements and an automobile with a net book value of $80,015 for $0 and recognized this amount as a loss on the disposition of fixed assets on the consolidated statement of operations. The Company continued to carry on its books a capital lease it entered into during December 2011 for warehouse equipment totaling $20,653.

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 5-	STOCKHOLDERS EQUITY/(DEFICIT)

Common Stock

On December 30, 2011, the Company filed Articles of Conversion with the Secretary of State of Utah to form a new corporation, The Green Polka Dot Box, Inc. and convert the LLC into a C Corporation. The conversion was effective at the end of business December 31, 2011 for 2012. As a result, on January 2, 2012, the Company transferred all of its assets and liabilities to GPDB. Also, on January 2, 2012, the Company issued 26,735,925 shares of common stock (had 100,000,000 authorized, no par value) to the members of the LLC in exchange for their units. The conversion was completed as 1 unit for 1 share. All options and warrants were also converted on a 1:1 basis.

On February 29, 2012, GPDB entered into an Agreement and Plan of Merger to give effect to a reverse acquisition of GPDB by Vault America, Inc., through its wholly owned subsidiary Green PD Acquisitions, Inc., whereby GPDB became a wholly-owned subsidiary of Vault.

Prior to the closing of this transaction and pursuant to a certain Common Stock Purchase Agreement dated February 2, 2012, Vault sold 1,044,133 of its 1,144,324 issued and outstanding common shares, 460 of its 790 issued and outstanding Preferred Series A shares and 1,000 of its issued and outstanding 1,000 Preferred Series B shares to GPDB in exchange for $280,000. Simultaneous to the purchase of these shares, Vault spun out their subsidiary. Then, pursuant to the Agreement, Vault issued 9,919,028 common shares to the GPDB shareholders, in exchange for the 26,735,925 shares that GPDB had outstanding and simultaneously the 1,044,133 Vault common shares, the 460 Vault Preferred Series A shares and the 1,000 Vault Preferred Series B shares mentioned above, were cancelled.  Also pursuant to the Agreement, Vault issued 33,000 common shares in exchange for its remaining 330 Preferred Series A shares.

This transaction was accounted for as a reverse acquisition. GPDB is the surviving company and the acquirer for accounting purposes.  In addition, all outstanding stock options and warrants were converted at the same ratio as the shares of common stock at the time of the reverse merger. All shares of common stock, stock options and warrants are reflected herein giving effect to the ratio of shares of Vault common stock exchanged for shares of GPDB common stock (.371:1).

Simultaneous to the closing of the reverse acquisition transaction, the Company issued 264,815 common shares and 264,815 warrants to acquire an additional 264,815 common shares to certain holders of its convertible promissory notes.

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 5-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (continued)

The Company issued 224,000 shares of common stock at a private placement price of $3.00 per share. The individuals subscribing to the private placement also received 224,000 warrants exercisable at a price of $4.50. The Company received $672,000 in the three months ended March 31, 2012.

There were 7,420 stock options exercised during March 2012 into shares of common stock. Additionally, 14,840 shares of common stock were issued during March 2012 to a shareholder of GPDB that was entitled to be issued 14,480 shares of common stock pursuant to the Agreement but was not recorded due to a clerical oversight.

The Company has 10,563,294 common shares issued and outstanding at March 31, 2012.

Options

As noted in “Common Stock” above, all outstanding stock options issued in the Company prior to the reverse merger were converted to stock options at a ratio of .371:1.

As of March 31, 2012, the Company has the following options outstanding:

Options granted:

For year/period ended:

December 31, 2008	7,420
December 31, 2009	37,100
December 31, 2010	7,420
December 31, 2011	3,881,722
March 31, 2012	55,650

Total Granted	3,989,312

Less: Forfeited, March 31, 2012	(352,540)
Less: Exercised, March 31, 2012	(7,420)

Total Options Outstanding, March 31, 2012	3,629,352

Prior to 2012, the Company valued these options upon the vesting of the option based upon the fair value of the option which was determined to be the strike price of the option as the strike price and fair value price were identical.

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 5-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Options (continued)

There was no trading of Common units during these periods, and the Company utilized the American Institute of Certified Public Accountants Practice Guide on Valuation of Privately-Held Common Equity Securities Issued as Compensation as a guide.    During the three months ended March 31, 2012, the Company issued an additional 55,650 options to employees, of which 5,565 vested immediately and the remaining 50,085 vest during 2012 through 2015. The value of these options of $3,729 is included in the consolidated statements of operations. Also during the three months ended March 31, 2012, the Company cancelled 352,540 of its outstanding options and 7,420 were exercised.

Of the 3,629,352 options granted, 809,134 are vested with the remaining 2,820,218 options vesting during 2012 through 2015.

Warrants

The Company has also issued warrants in association with convertible notes payable that were issued in December 2011 and the first quarter of 2012. Upon the closing of the reverse acquisition transaction, the convertible notes payable ($715,000) were converted to equity.  A total of 264,815 warrants were issued upon conversion of the convertible notes payable. These warrants are 5-year warrants that have an exercise price of $4.50 per share. Additionally, the Company issued warrants to other investors who participated in the Company’s Private Placement Offering.  During the three months ended March 31, 2012, the Company issued 224,000 warrants to those investors.  These warrants are 5-year warrants that have an exercise price of $4.50 per share.

The Company has the following warrants outstanding at March 31, 2012:

Number of Warrants		Maturity Date	Exercise Price

264,815		February, 2017	$4.50
224,000		March, 2017	$4.50

488,815	Total Outstanding

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 6-	LOANS PAYABLE

Loan Payable - Other

Since 2009 and prior to January 1, 2012, the Company entered into convertible bridge loans for working capital purposes with various individuals. Prior to January 1, 2012, the Company had borrowed $925,500, repaying $60,000 of these loans, and converting $815,500 (along with $145,205 of accrued interest) of these loans into 3,791,177 units during the year ended December 31, 2011. The conversions were recorded at $0.25 into units, and all accrued interest on these loans was also converted. These loans are interest bearing at 16% per annum and all were past due when converted. All of the notes except one note for $50,000 was either repaid or converted by December 31, 2011. Interest expense for the years ended December 31, 2011 and 2010 on these loans were $46,209 and $150,802, respectively. At December 31, 2011, $15,890 remained as accrued interest on the $50,000 loan.  The $50,000 loan along with accrued interest of $17,885 remains outstanding at March 31, 2012.

Convertible Promissory Notes

The Company, beginning in December 2011 and continuing to early 2012, in an effort to raise capital to complete a transaction that could result in a reverse merger with a publicly traded company, with the assistance of an investment banking firm, raised $415,000 in convertible notes.

The Convertible Notes Agreement contains a “mandatory conversion” clause that provides for a mandatory conversion of the notes to equity in the event a “reverse merger” transaction was completed by the Company prior to June 30, 2012, the maturity date of the notes.  The reverse merger transaction was completed on February 29, 2012 and $415,000 of convertible notes converted to equity.  The Company issued 153,704 shares of its common stock to the note-holders in the conversion of the $415,000.

As of March 31, 2012, the Company has $8,143 recorded in accrued interest related to the $415,000. The value of the warrants were used to determine the discount on the convertible notes which amounted to $222,222 at the end of 2011 and an additional discount of $8,400 was recorded as discount on convertible notes during 2012.  The discount was amortized and recorded as amortization of debt discount through the date of conversion.  The total amount of amortization of the debt discount reported during the three months ended March 31, 2012 was $230,622.

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 6-	LOANS PAYABLE (CONTINUED)

Convertible Promissory Notes (continued)

Furthermore, on February 29, 2012, pursuant to a series of subscription agreements, the Company issued and sold additional promissory notes in the aggregate principal amount of $300,000.  Upon the closing of the reverse merger transaction on February 29, 2012, those convertible notes were also automatically converted into common stock.  The Company issued 111,111 shares of its common stock to the noteholders in the conversion of the $300,000.  As of March 31, 2012 there were no convertible notes outstanding.

NOTE 7-	MEMBERSHIP AGREEMENTS – REWARD POINT LIABILITY AND DEFERRED REVENUE

The Company’s customers have the option of entering into three distinct membership agreements.

“Founding Trust Membership” – the “Founding Trust Membership” is a lifetime membership agreement, that requires the member to pay $2,000. Upon payment of this fee, the member receives 2,000 reward points, plus an additional bonus of 500 points (value of $2,500 per member, $1 per point). In addition to the 2,500 reward points received for signing up, each member has the opportunity to receive an additional 2,000 points over 18 months if the criteria in the agreement are met. The Company has accounted for these “Founding Trust Membership Fees” as ”deferred revenue” for the initial 2,000 reward points paid for, and the balance of the fees as “reward point liability”. The Company will reclassify the initial $2,000 of deferred revenue to current period revenue based on a formula of the initial 2,500 points being used.  Since the members receive 2,500 points initially, 2,000 they pay for and 500 they are given, these points are reclassified 80% (2,000/2,500) to revenue and 20% (500/2,500) as an offset to cost of sales.  Additionally, the 500 points are classified as a deferred cost and written off to cost of sales when the 20% of the first 2,500 points per member are redeemed.

The Company will accrue the additional 2,000 bonus points monthly in accordance with the agreement as ”deferred costs” and “reward point liability” as well. In addition, the “Founding Trust” members are able to earn points for referrals to future members that sign up. As the points are redeemed in the members’ sales, the ”deferred costs” and “reward point liability” will be offset to the cost of sales in the current period.

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 7-	MEMBERSHIP AGREEMENTS - REWARD POINT LIABILITY AND DEFERRED REVENUE (CONTINUED)

As of March 31, 2012, the “deferred revenue” for the  “Founding Trust” members totals $1,469,702. In addition, the “reward point liability” at March 31, 2012 for the “Founding Trust” members totals $602,729.  The Company has recorded $184,632 in current period revenue as a result of the redemption of reward points recorded as “deferred revenue”.   In addition, during the period the Company recorded a total of $155,864 as deferred costs and reward point liability that represents all of the points provided to “Founding Trust” members during the period for reward points that were given to them or earned by them above the 2,000 points they initially paid for.  Also during the period, $46,158 was reclassified to cost of sales for both deferred costs and reward point liability and offset each other.  The balance at March 31, 2012 for both deferred costs and reward point liability equals $602,729.

“Rewards” – the “rewards” members pay an annual membership fee of $125, that is classified as deferred revenue and amortized by the Company over 12 months. The “rewards” members have the availability to earn rewards points for shopping in accordance with their agreement.

“Club” – the “Club” members’ pay an annual membership fee of $50 that is classified as deferred revenue and amortized by the Company over 12 months. The “club” agreement was an early agreement the Company offered which enables the members to pay $50 per year to shop on the site. There is no reward point system for this membership class. “Club” members were offered the opportunity to upgrade their membership to the “Rewards” membership for $75.

Through March 31, 2012, the Company has a total of $38,396 in deferred revenue for “Rewards” and “Club” membership fees.

Less than 1% of the Company’s Founding Trust Memberships were sold to related parties.

NOTE 8-	INCOME TAXES

On December 30, 2011, the Company filed Articles of Conversion with the Secretary of State of Utah to form a new corporation, The Green Polka Dot Box, Inc. and convert the LLC into a C Corporation. The conversion was effective at the end of business December 31, 2011 for 2012. As a result, on January 2, 2012, the Company transferred all of its assets and liabilities to The Green Polka Dot Box, Inc. Also, on January 2, 2012, the Company issued shares of common stock (had 100,000,000 authorized, no par value) to the members of the LLC in exchange for their units.

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 8-	INCOME TAXES (CONTINUED)

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

As of March 31, 2012, there is no provision for income taxes, current or deferred.

March 31, 2012

Net operating losses	$456,103
Valuation allowance	(456,103)
$-

At March 31, 2012, the Company had a net operating loss carry forward in the amount of $1,341,479, available to offset future taxable income through 2032.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended March 31, 2012 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal	0.0
Valuation allowance	34.0
0%

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 9-	COMMITMENTS

The Company leases office and warehouse space in Utah that began on October 1, 2011 and expires on September 30, 2012. The monthly rent under this lease is $6,781 per month including utilities and common area charges.

The Company has recorded a security deposit in the amount of $6,781 in accordance with the lease terms.

In addition, the Company also entered into an office lease on October 10, 2011 that expires on October 9, 2013. The monthly rent under the office lease is $4,090, with a 3% increase in year 2 of the lease.

The Company has recorded a security deposit in the amount of $4,213 in accordance with the lease terms.

Rent expense including the other charges was $12,271 for the three months ended March 31, 2012.

NOTE 10-	FAIR VALUE MEASUREMENTS

The Company adopted certain provisions of ASC Topic 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 11-	OBLIGATION UNDER CAPITAL LEASE

In December, 2011, the Company entered into a capital lease for some warehouse equipment.  At March 31, 2012, minimum future annual lease obligations are as follows:

Year Ending
December 31, 2012	$3,490
December 31, 2013	4,654
December 31, 2014	4,654
December 31, 2015	4,654
December 31, 2016	4,654
22,107

Less: Amounts representing interest	(2,374)
Total	19,733
Current portion	(3,790)
Long-term portion	$15,944

NOTE 12-	SUBSEQUENT EVENTS

On April 9, 2012, the Company entered into a Convertible Secured Promissory Note and Loan Agreement with an initial principal amount of $300,000 at an annual interest rate of 12% and a maturity date of April 9, 2014.  The holder of the Convertible Secured Promissory Note further agreed to advance an additional $200,000 to the Company in $50,000 increments upon 10-days written notice from the Company.   The proceeds from the Convertible Secured Promissory Note are to be used by the Company to help fund its inventory, and the Convertible Secured Promissory Note is secured by the Company’s inventory.  Any portion of the outstanding principle of the note and any portion of the accrued but unpaid interest on the note are convertible into shares of common stock of the Company at any time prior to the maturity date (April 9, 2014) at the sole option of the noteholder upon delivery of written notice to the Company.  To “conversion price” is defined as the public stock price (average closing price of the Company’s common stock for the 10 business days immediately prior to the date of the notice of conversion) less a discount of 25%.

On May 24, 2012, the Company entered into a Convertible Promissory Note Agreement with a principle amount of $300,000 at an annual interest rate of 8% and a maturity date of November 24, 2012.  Under the terms of the agreement, the Company agreed to issue to the noteholder 22,222 shares of common stock at the closing date of the Convertible Promissory Note Agreement.

GREEN POLKADOT BOX INCORPORATED
(FORMERLY VAULT AMERICA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 12-	SUBSEQUENT EVENTS (CONTINUED)

Also, at the closing date of the transaction, the Company agreed to issue to the noteholder 222,222 5-year warrants to purchase common stock at a price of $4.05 in exchange for 200,000 existing 5-year warrants at a price of $4.50 held by the noteholder.  Additionally, the principle amount of $300,000 is convertible at the option of the noteholder prior to the maturity date of the note.  If the holder does not convert prior to the maturity date, the note will automatically convert at maturity.  The principle amount of $300,000 is convertible into 111,111 common shares at a purchase price of $2.70 per share and 111,111 warrants at a price of $4.05.

Since March 31, 2012, the Company has raised an additional $74,000 through private placement transactions. On April 19, 2012, the Company sold $50,000 of units, at $3.00 per unit, which units consisted of one common stock and one warrant to purchase common stock at a price of $4.50.   In addition, on May 15, 2012, the Company sold $24,000 of units, at $3.00 per unit, which units consisted of one common stock and one warrant to purchase common stock at a price of $4.50.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Company Overview

The Green PolkaDot Box, LLC (“GPDB LLC”) was organized under the laws of Utah on January 18, 2008. Effective January 2, 2012, GPDB LLC converted into a corporation under the name, The Green PolkaDot Box, Inc. (“GPDB Inc.”)  As a result of the conversion, each common unit of GPDB LLC outstanding converted into one share of GPDB Inc. common stock and warrants and options exercisable for common units of GPDB LLC converted into warrants and options exercisable for shares of GPDB Inc. common stock at an exchange ratio of one common unit for one share of common stock.

On February 29, 2012, GPDB Inc. entered into an Agreement and Plan of Merger to give effect to a reverse acquisition of GPDB Inc. by Vault America, Inc. (“Vault”) through its wholly owned subsidiary Green PD Acquisitions, Inc., whereby GPDB Inc. became a wholly owned subsidiary of Vault. Following the completion of the reverse acquisition, Vault changed its name to Green Polka Dot Box Incorporated (“GPDB” or the “Company”).

GPDB is an online membership club that provides for the purchase of natural and organic foods. GPDB operates a website at www.greenpolkadotbox.com through which it offers a wide array of healthy, natural, organic and specialty foods and other products at low prices.

Results of Operations

Three Months Ended March 31, 2012 Compared To Three Months Ended March 31, 2011

The information presented below is for the three months ended March 31, 2012 and March 31, 2011 and was derived from our condensed interim financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates. The following narrative summarizes GPDB’s results of operations for the three months ended March 31, 2012 and March 31, 2011:

Sales

Sales for the three months ended March 31, 2012 increased to $401,418 as compared to $0 for the three months ended March 31, 2011. The increase is attributable to GPDB’s merchandise sales subsequent to the launch of our website in December 2011, as well as sales from rewards points that were redeemed during the period. Prior to the launch of our website, GPDB was securing supplier relationships and developing its website and, therefore, did not generate any sales.

Cost of Sales

Cost of sales for the three months ended March 31, 2012 increased to $449,834 as compared to $635 for the three months ended March 31, 2011, an increase of $449,199. The increase is primarily attributable to the costs incurred to (1) develop the fulfillment warehouse and distribution process, (2) purchase/acquire merchandise inventory and (3) pay for costs associated with packaging and shipping of merchandise. GPDB purchased approximately $202,000 in finished goods inventory during the three months ended March 31, 2011. Approximately $314,000 of finished goods inventory was sold during the three months ended March 31, 2012 and was recorded as cost of sales for that period.  Also included in cost of sales is packaging supplies of approximately $61,000 and freight/shipping charges related to the inventory sold of approximately $75,000. These costs of sales were incurred during the period following GPDB’s launch of its website.

Gross Margin

Gross margin (loss) for the three months ended March 31, 2012 was ($48,416) as compared to ($635) for three months ended March 31, 2011, an increased loss of $47,781. The increase was attributable to the fact that GPDB did not launch its website until December 2011 and, therefore, had no sales during the three months ended March 31, 2011.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses.  During the three months ended March 31, 2012, operating expenses increased to $972,882 as compared to $403,142 for the three months ended March 31, 2011, an increase of $569,740. The increase is attributable to the Company progressing in its business development and having the costs associated with running and maintaining a business, including increased salaries associated with increased member services, warehouse and administrative staff, and increased warehouse leases and other warehouse distribution costs.

General and administrative expenses consist primarily of office, utilities, computer, internet, travel, and insurance expenses.  General and administrative expenses for the three months ended March 31, 2012 increased to $242,367 as compared to $6,835 for the three months ended March 31, 2011, an increase of $235,532. The increase is primarily attributable to the increased operating costs including travel expenses related to seeking financing for the Company, increased computer, internet and other communications costs, increased merchant account fees and increased website maintenance costs.

Sales and marketing expenses consist primarily of advertising, promotion and marketing fees. Sales and marketing expenses for the three months ended March 31, 2012 decreased to $7,828 as compared to $17,987 for the three months ended March 31, 2011, a decrease of $10,159.  The decrease is primarily attributable to management concluding to reduce expenditures in this area and maintain and build on the momentum it had established in the previous year.

Wages and professional fees consist primarily of salaries paid to employees, outside consultants, and legal and accounting fees.  Wages and professional fees for the three months ended March 31, 2012 increased to $627,987 as compared to $247,110 for the three months ended March 31, 2011, an increase of $380,877. The increase is primarily attributable to the increased operating costs related to expanding the business, and the costs incurred related to the Company’s reverse acquisition with Vault.

Non-Operating Expense

Non-operating expense was $320,181 for the three months ended March 31, 2012, compared to $58,372 for the three months ended March 31, 2011, an increase of $261,809. This increase primarily relates to the amortization of the debt discount resulting from the conversion of the convertible notes payable to (1) common stock and (2) warrants to purchase common stock.

Net Loss

Net loss for the three months ended March 31, 2012 increased to $1,341,479 as compared to $462,149 for the three months ended March 31, 2011, an increased loss of $879,330.  The increased loss resulted because the Company was incurring costs to move into full operations but not yet achieving the revenue levels necessary to offset the increased operating expenses.

Liquidity and Capital Resources

GPDP launched its website on December 16, 2011.  This facilitated the generation of sales during the three months ended March 31, 2012, whereas there were no sales generated during the three months ended March 31, 2011. In addition to cash flows from sales, GPDB has financed its operations through the sale of its securities, the issuance of convertible notes, loans from financial institutions and the receipt of membership fees.

As of March 31, 2012 and 2011, GPDB had cash of $494,809 and $391,437, respectively, and a working capital deficit of $1,992,743 and $1,757,800, respectively.

Net cash used in operating activities for the three months ended March 31, 2012 was $587,859 compared to $301,794 for the three months ended March 31, 2011. The increase in net cash used in operating activities was primarily attributable to the increase in the Company’s net loss, the purchase of inventory, and other increased operating expenditures as a result of the Company’s launching operations and sales activities. Net cash used in investing activities for the three months ended March 31, 2012 was $294,850 as compared to $(0) for the three months ended March 31, 2011. The increase in net cash used in investing activities was due primarily to the investment in Vault America, Inc. related to reverse merger transaction.  Net cash provided by financing activities for the three months ended March 31, 2012 was $986,081 as compared to $330,000 for the three months ended March 31, 2011. Net cash provided by financing activities was the result of proceeds received from the issuance of convertible notes payable, sale of the Company’s securities, and proceeds from member loans and contributions of capital.

GPDB does not have any material commitments for capital expenditures during the next twelve months. It is likely that GPDB will need to raise additional funds in the future, particularly if we are unable to generate positive cash flows from operating activities or require additional capital to expand our operations. Therefore GPDB’s future operations may be dependent on its ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of the Company’s common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if GPDB is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to collect significant amounts owed to it, or experience unexpected cash requirements that would force it to seek alternative financing. Furthermore, if the Company issues additional equity or debt securities, stockholders will experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If GPDB is unable to obtain additional financing, we may have to curtail our marketing and development plans and cease our operations.

Off Balance Sheet Arrangements

GPDB does not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. GPDB plans to adopt this amended guidance on January 1, 2012 and at this time does not anticipate that it will have a material impact on GPDB’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of comprehensive income. Specifically, FASB ASU No. 2011-05 requires that all non owner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for GPDB beginning January 1, 2012, with early adoption permitted. GPDB plans to adopt this amended guidance on January 1, 2012 and at this time does not anticipate that it will have a material impact on GPDB’s results of operations, cash flows or financial position.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  Adoption of this guidance is not expected to have any impact on GPDB’s results of operations, cash flows or financial position .

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on GPDB’s financial position, results of operations or cash flows.

Trends and Other Factors Affecting Our Business

Food retailing is a large, intensely competitive industry. Our competition includes but is not limited to local, regional, national and international conventional and specialty supermarkets, natural foods stores, warehouse membership clubs, smaller specialty stores, farmers’ markets, and restaurants, each of which competes with us on the basis of experience, product selection, quality, customer service, price or a combination of these factors. Natural and organic food continues to be one of the fastest growing segments of food retailing today. Our commitment to natural and organic products, high quality standards, emphasis on perishable product sales, healthy eating products and education, range of choices based on price, and empowered team members who focus on unparalleled customer service are expected to differentiate us from the competition and create a loyal customer base.

Our performance is affected by trends that affect our industry, including demographic, health and lifestyle preferences. Changes in these trends and other factors, which we may not foresee, may also impact our business. Variable consumer trends, such as those described in the following paragraph, as well as the overall impact of current economic conditions on consumer spending in general, can dramatically affect purchasing patterns. Our business allows us to respond to changing industry trends by introducing new products and adjusting our product mix and sales incentives. We expect to continue to diversify our product lines to offer items less susceptible to the effects of economic conditions.

Sales of weight management products are generally more sensitive to consumer trends, such as increased demand for products recommended by media personalities, resulting in higher volatility than our other products. We plan to market weight management products and expect our sales to be significantly influenced by these goods such as those containing ephedra, low carb products, and certain thermogenic products. Accordingly, we plan to launch new weight management products on an ongoing basis in response to prevailing market conditions and consumer demands. As the rate of obesity increases and as the general public becomes increasingly more health conscious, we expect the demand for weight management products to be a strong source of revenue.

In addition to the weight management product lines, we intend to continue our focus in meeting the demands of an increasingly aging population, the effects of increasing costs of traditional healthcare and a rapidly growing fitness conscious public.

Our historical results were significantly influenced by our website launch on December 16, 2011 and the relationships that we have been able to secure with suppliers with direct purchase agreements. As a result of continuing and anticipated growth, we are planning to target certain consumer groups to exploit sales opportunities, including consumers with gluten free needs, those with diabetes or heart diseases, and cancer patients.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements for fiscal 2011 and 2010 filed with the Securities and Exchange Commission on June 5, 2012, in the Amendment No. 2 to the Current Report on Form 8-K (“Form 8-K/A2”) of the Company. A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 8-K/A2.  Management believes there have been no material changes to the critical accounting policies or estimates reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 8-K/A2 for the fiscal year ended December 31, 2011.

Forward-Looking Statements

This discussion includes forward-looking statements about Green Polka Dot Box Incorporated’s future performance.  These statements are based upon management’s assumptions and beliefs in light of the information currently available. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentrations, gross profit margins, selling and marketing expenses, general and administrative expenses, capital resources, liquidity, capital expenditures, and additional financings or borrowings, and are subject to risks and uncertainties.  Factors that could cause actual results to differ materially from our expectations include, among others:

●	the need for significant additional capital to achieve our growth strategy;

●	uncertainties associated with developing our product and service offerings in a manner that enables us to be profitable and meet customer requirements;

●	uncertainties regarding whether our growth strategy will be successful;

●	the sensitivity of our business to economic downturns;

●	the low margin nature of our business;

●	consolidation in the grocery industry;

●	inflationary and deflationary pressures;

●	significant competition from a variety of sources;

●
our reliance on third-party carriers as part of our inventory fulfillment and order delivery processing, and the risk these third parties may fail to meet shipping schedules or requirements which could limit our ability to distribute our products, which could reduce our sales and our margins;

●	disruption of our distribution network;

●	actual or perceived food safety concerns that could affect sales;

●	unfavorable changes in governmental regulation;

●	reduced sales due to our dependency upon search engines and other online sources to increase traffic to our website, and failure to convert this traffic into customers in a cost-effective manner;

●	taxation risks could subject us to liability for past sales, increase costs and cause our future sales to decrease;

●	product liability claims could have an adverse effect on our business;

●	the loss of third-party licenses;

●	an inability to effectively manage our growth plan could cause us to be unable to implement our business strategy;

●	the loss of our senior management, which could adversely affect our business;

●	the lack of an active liquid trading market for our common stock.

●	the intention not to pay any cash dividends in the foreseeable future;

●	the fact our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares;

●	the fact that as an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward-looking statements does not apply to the Company.

In addition to the above risk factors, we also urge you to carefully review the risk factors set forth in “Item 1- Risk Factors” in our Form 8-K/A2 filed on June 5, 2012 with the Securities and Exchange Commission.

We cannot fully foresee the effects of changes in economic conditions on Green Polka Dot Box Incorporated’s business. Other factors and assumptions not identified above could also cause actual results to differ materially from those set forth in the forward-looking information.  Accordingly, actual results and the timing of events could differ materially from those anticipated in these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in overseeing the disclosure controls and procedures to ensure timely filings or submission under the Exchange Act.  Additionally, the Company does not have a formal audit committee, and the Board of Directors does not have a financial expert, thus the Company lacks the board oversight role for disclosure controls and procedures.  Our management is in the process of determining how best to change our current system and implement a more effective system of controls and procedures.  However, given limitations in financial and manpower resources no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, there has been no change in our internal control over financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any legal proceedings.

Item 1A. Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on February 29, 2012, the Company underwent a reverse acquisition pursuant to that certain Agreement and Plan of Merger (the “Agreement” and the transaction, the “Merger”).  Pursuant to the Agreement, the Company issued 9,919,028 shares of the Company’s common stock (“Common Stock”) to the holders of and in exchange for 100% of the outstanding common stock of GPDB Inc.  However, in March 2012, the Company issued 14,480 shares of Common Stock to a shareholder of GPDB Inc. who was entitled to such issuance but was not previously issued the 14,480 shares due to a clerical oversight.  In connection with the foregoing, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

On March 27, 2012, April 19, 2012, and May 15, 2012 the Company entered into subscription agreements with accredited investors, pursuant to which, the Company issued and sold an aggregate of 224,667 units (the “Private Placement Units”) with gross proceeds of $674,000.  Each Private Placement Unit was sold for a purchase price of $3.00 per unit.  Each Private Placement Unit consisted of (i) one share of Common Stock; and (ii) a five-year warrant to purchase one share of Common Stock at an exercise price of $4.50 per share, subject to adjustments upon the occurrence of certain events (the “Private Placement Warrants”).

In connection with the Merger, in or prior to February 2012, the holders of promissory notes of GPDB Inc. in aggregate principal amount of $415,000 agreed to exchange their notes for 12% Convertible Promissory Notes of GPDB Inc. (“Convertible Notes”), which Convertible Notes contained a provision that, upon consummation of the Merger, automatically exchanged the Convertible Notes into Private Placement Units at an exchange rate of $2.70 per Private Placement Unit.  Accordingly, on February 29, 2012, $415,000 of Convertible Notes were exchanged for an aggregate of 153,704 Private Placement Units.

In connection with the sale of Private Placement Units, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

During the three months ended March 31, 2012, the Company issued 7,420 shares of common stock in connection with the exercise of a stock option that was granted to a consultant of the Company.  In lieu of payment of the exercise price equal to $4,971, the Company was released of its obligation to pay the consultant for services rendered.  In connection with the foregoing, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

On May 24, 2012, the Company entered into a Note Purchase Agreement (the “NPA”) with an accredited investor pursuant to which the Company agreed issue a Convertible Promissory Note bearing an annual interest rate of 8% (the “8% Note”) for an aggregate purchase price of $300,000.  The 8% Note has a maturity date of November 24, 2012.  In addition, the 8% Note is, at the option of the holder, convertible at any time into shares of Common Stock at a conversion price of $2.70 per share (the “Conversion Price”) and will automatically convert into Common Stock upon maturity at the Conversion Price.  Under the terms of the NPA, the Company also agreed to issue to the investor a warrant to purchase 111,111 shares of Common Stock at an exercise price of $4.05 per share of Common Stock.  Furthermore, in order to provide incentive for the investor to enter into the NPA, the Company agreed to issue 22,222 shares of Common Stock and to exchange a warrant to purchase 200,000 shares of Common Stock, which warrant was previously purchased by the investor, for a new 5-year warrant to purchase 222,222 shares of Common Stock at an exercise price of $4.05 per share.  In connection with the forgoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Form of Subscription Agreement
10.2	Form of Subscription Agreement Warrant
10.3	Form of 12% Convertible Promissory Note (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K/A filed May 14, 2012)
10.4	Form of Note Purchase Agreement
10.5	Form of 8% Convertible Promissory Note
10.6	Form of Note Purchase Agreement Warrant
101.ins	XBRL Instance Document
101.xsd	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.def	XBRL Taxonomy Extension Definition Linkbase Document
101.lab	XBRL Taxonomy Extension Labels Linkbase Document
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN POLKADOT BOX INCORPORATED

Date: June 14, 2012	By:	/s/ Rod A. Smith
Rod A. Smith
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: June 14, 2012	By:	/s/ Jeffrey L. Nilsson
Jeffrey L. Nilsson
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)